Form 10-K
period 2021-12-31
InFinT Acquisition Corp
filed 2022-03-23
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-41079

INFINT ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1602649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

32 Broadway, Suite 401

New York, NY 10004

(Address of principal executive offices)

(Zip Code)

212-287-5010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Units, each consisting of one class A ordinary share and one-half of one redeemable warrant	IFIN.U	The New York Stock Exchnage
Class A ordinary shares, par value $0.0001 per share	IFIN	The New York Stock Exchnage
Redeemable warrants, exercisable for Class A ordinary shares at an exercise price of $11.50 per share	IFIN.WS	The New York Stock Exchnage

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2021 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 22, 2022, there were 19,999,880 Class A ordinary shares, par value $0.0001 per share, and 5,833,083 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

● our ability to select an appropriate target business or businesses;

● our ability to complete our initial business combination;

● our expectations around the performance of a prospective target business or businesses;

● our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

● our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

● our potential ability to obtain additional financing to complete our initial business combination;

● our pool of prospective target businesses and the financial services and financial technology industries;

● our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

● the ability of our officers and directors to generate a number of potential business combination opportunities;

● our public securities’ potential liquidity and trading;

● the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

● the trust account not being subject to claims of third parties; or

● our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS

We are a blank check company incorporated on March 8, 2021 as a Cayman Islands exempted company (the “Company”) having its principal place of business based in the United States whose business purpose is to effect a business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

Our sponsor is InFinT Capital LLC (together with its affiliates, “InFinT Capital” or “Sponsor”), a United States based sponsor group with extensive investment, operating and innovating experience in financial services and technology. We intend to focus on private businesses where we believe InFinT Capital’s background and experience, with our assistance, can execute a plan to create value for our shareholders in the public markets.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location (provided, however, that we have no intention of ever conducting our principal operations in, or acquiring any business that is based in, or which does business in, China or Hong Kong or which uses, or may use, a variable interest entity structure to conduct China-based operations), we intend to focus our search on a target that aligns with the background and experience of Sponsor in the financial services and technology sector. Within financial services and technology, we expect to focus primarily on companies serving five sub-sectors: Banking & Payments, Capital Markets, Data & Analytics, Insurance and Investment Management. We seek financial technology companies in these sub-sectors that exhibit infrastructure-like characteristics and are strategically important to their customers and are also able to rapidly generate attractive risk-adjusted returns for stockholders. Furthermore, we believe that Sponsor’s fully integrated platform of investment expertise, industry perspective and skillset, and technological and innovation capabilities could radically change the trajectory of such companies.

On November 23, 2021, the Company consummated an initial public offering (the “IPO,” or the “Initial Public Offering”) of 17,391,200 units at $10.00 per unit (the “Units” and, with respect to the ordinary shares included in the Units, the “Public Shares”) and the sale of 7,032,580 warrants (each, a “Private Warrant” and collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the closing of the IPO. The Company has listed the Units on the New York Stock Exchange (“NYSE”). On November 23, 2021, the underwriters exercised their over-allotment option in full, according to which the Company consummated the sale of an additional 2,608,680 Units, at $10.00 per Unit, and the sale of an additional 764,262 Private Warrants, at $1.00 per Private Warrant. Following the closing of the over-allotment option, the Company generated total gross proceeds of $207,795,642 from the IPO and the Private Placement, of which the Company raised $199,998,880 in the IPO, $7,796,842 in the Private Placement and of which $202,998,782 was placed in the Company’s trust account established in connection with the IPO.

Sponsor

The Company was founded by our Sponsor, which was founded by a talented group of financial services and technology industry experts who have led or been involved in investments or M&A transactions in the financial technology & services, insurance, and info/tech services sectors. We believe the background and experience of our Sponsor members will allow us to source, identify and execute an attractive transaction for our stockholders.

Our Sponsor represents a tightly-knit team of industry executives with extensive investment, operating and innovating experience in financial technology. The holistic combination of these three capabilities provides Sponsor with a differentiated playbook providing a competitive advantage across the investment life cycle, positioning it as the partner-of-choice to founders, management teams and vendors of target portfolio companies, and their customers alike.

The Company is led by Alexander Edgarov, Chief Executive Officer and a member of our Board of Directors, our board member (and founder of our Sponsor) Kevin Chen, our Chairman of the Board Eric Weinstein, and Sheldon Brickman, our Chief Financial Officer, who are supported by our team as well as our directors, as further described below.

Alexander Edgarov has served as our Chief Executive Officer and as a member of our Board of Directors since March 2021. Mr. Edgarov is a sponsor investor of, and since November 2020 has served as a senior advisor to, Edoc Acquisition Corporation, (NASDAQ: ADOC), a healthcare special purpose acquisition company. From 2016 to 2018, he was a venture partner with New Margin Capital, a leading venture capital fund in China. Mr. Edgarov has served as a Principal at Sapta Group Corp since 2014. Earlier in his career, Mr. Edgarov served as a global account executive for a leading international supply chain company, where he oversaw multiple teams across the globe and worked with Fortune 100 companies overseeing multi-million dollar accounts in the fields of automotive, fashion and technology. He is an investor and advisor to a wide-range portfolio of clients including companies, alternative investment funds, venture capital funds, and family offices with a focus on both public and private markets in the United States and China. Mr. Edgarov is an expert in building multi-level connections between business people and companies from China, the United States and Israel in the areas of venture capital, entertainment and technology. By relying on his extensive international network of contacts and partners, Mr. Edgarov provides strategic and tactical guidance, analysis and introduction services to companies and individuals who need to gain deeper understanding of local markets and seek to form partnerships and pursue opportunities with aligned partners who are leaders in their fields.

Mr. Edgarov completed his undergraduate degree in Economics and Business and received his Bachelors of Art from the Ben-Gurion University of the Negev in Israel. He graduated summa cum laude from the Master of Arts program in International Affairs at the City College of New York.

We believe that Mr. Edgarov’s qualifications to serve on our Board of Directors include his extensive financial services leadership positions and entrepreneurial experience.

Sheldon Brickman has served as our Chief Financial Officer since March 2021. Mr. Brickman is the President of Rockshore Advisors LLC, which he founded in May of 2013. providing a range of advisory services, including traditional mergers & acquisitions services, due diligence, valuations and strategic consulting. Rockshore Advisors, LLC is particularly focused on advising investors in the insurance and healthcare sectors. Mr. Brickman, who received his Bachelor of Science in Accounting from Brooklyn College, brings over 25 years of M&A advisory and business development experience. He has worked for numerous multibillion dollar insurance carriers, including assignments for companies as AIG, Aetna and National General. Mr. Brickman has assisted international companies in the UAE, UK, Asia and Latin America, and advised regional insurance carriers on their business. Mr. Brickman’s experience covers the property casualty and life/health markets, including work with insurance carriers, managing general agencies, wholesalers, retailers and third party administrators. He served as Head of International M&A and Business Development for Aetna International from March of 2012 through April of 2013. Mr. Brickman previously worked at AIG for more than 17 years in various executive level M&A and business development positions around the world where he was responsible for buying and selling numerous businesses on behalf of the company. Before joining AIG, Mr. Brickman spent four years at Hanwa Company LTD, a Japanese investment Company, and three years at the international accounting firm of Deloitte & Touche.

We believe that Mr. Brickman’s qualifications to serve on our Board of Directors include his substantial experience as a financial technology executive and entrepreneur, having held senior leadership positions in large corporations and having founded an industry-leading global financial services and consulting firm.

Eric Weinstein is the Chairman of the Board and is considered independent. Mr. Weinstein serves as an Investment Manager at Eastmore Group since February 2018 where his responsibilities as a managing director include screening and overseeing investments. He has previously served as a Managing Director at Neuberger Berman from May 2009 to January 2018 where he was also the Chairman of Hedge Fund Solutions and a member of the Investment Risk Committee and Alternatives Investment Committee. Mr. Weinstein has over 30 years of experience at global financial services firms that include Neuberger Berman, Lehman Brothers Holdings Inc., Swiss Bank Corporation, and Morgan Stanley. At Lehman Brothers, Mr. Weinstein acted as a Chief Investment Officer of Lehman Brothers Alternative Investment Management and oversaw a pool of capital that exceeded $5 billion U.S. dollars. He has served as the co-manager of a private equity investment start-up which was focused on providing seed capital to start up investment firms. He has also served as a director to a number of investment funds. Mr. Weinstein has global experience managing investments and servicing clients in North America, South America, Europe, Asia, and Oceania. In the 1990s, Mr. Weinstein managed a team of derivative analysts in Hong Kong (Swiss Bank), and he visited Beijing and Hong Kong on a regular basis to meet with then-existing and then-potential clients when working with Lehman Brothers and then Neuberger until 2015. Mr. Weinstein currently serves as Investment Manager for the Eastmore Group, which makes minority investments in companies that have assets in China, however Mr. Weinstein has never advised on any such investments. Mr. Weinstein received his MBA from the Wharton School at the University of Pennsylvania and a Bachelor of Arts in economics from Brandeis University.

We believe that Mr. Weinstein’s qualifications to serve on our Board of Directors include his substantial experience as a financial executive, having held senior leadership positions in large financial institutions.

Michael Moradzadeh is a member of the Board of Directors and is considered independent. Michael Moradzadeh is a Founding Partner and the Chief Executive Officer of Rimon PC, and its affiliate NovaLaw, Inc. He has served and managed the firm in these capacities from its incipience in 2008. Mr. Moradzadeh’s legal practice focuses on technology company representation and international transactions. He represents both companies and investors in investment rounds and stock sales. He has worked on deals ranging from small angel investments to representing a private equity firm in a $6 billion acquisition. He is also heavily involved in secondary markets of private stock, representing sellers of restricted stock in Facebook, Twitter, Zynga, SolarCity, Dropbox, Bloom Energy, Gilt Groupe, Etsy and other pre-IPO companies. Internationally, Mr. Moradzadeh represented Bain Capital and Morgan Stanley in their international investment funds and has worked with foreign counsel in 130 jurisdictions on several international securities deals. Mr. Moradzadeh has presented on innovations in law firm management and business models at Harvard Law School, Stanford Law School, UC Berkeley Law School, and UC Hastings College of the Law. Mr. Moradzadeh has also presented to the board of directors of global law firms to help them innovate their own structures. Mr. Moradzadeh’s innovations with Rimon have received awards from the Financial Times and the American Bar Association Journal and have appeared in a wide array of international publications, including the Economist, the Atlantic, the Wall Street Journal, Harvard Business Review, the American Lawyer Magazine, the National Law Journal, American Bar Association Magazine, the National Post, Bloomberg, Law & More, Legal Management Magazine, the San Francisco and Los Angeles Daily Journals, the San Francisco Business Times, the Silicon Valley Business Journal, American Lawyer’s Law Technology News, Law 360, and eLawyering. Mr. Moradzadeh received his Bachelor of Arts in from the University of California, Berkeley, and his Juris Doctor degree from Columbia Law School in New York.

We believe that Mr. Moradzadeh’s qualifications to serve on our Board of Directors include his unique legal, business and management experience with a focus on the financial technology industry, along with his extensive private company experience.

Dave Cameron is a member of the Board of Directors and is considered independent. Mr. Cameron is a strategic, C-level data security and risk management executive who drives enterprise profitability and protects stakeholders by securing information assets, managing cyber risk, and enabling business strategies. From April of 2017 to September of 2020, Mr. Cameron acted as Senior Vice President and Chief Security Officer for US, UK, and France-based operations of AXA XL, a multi-line global insurance and reinsurance companies and was accountable for driving cultural and organizational change throughout the entities and implementing a sustainable cost effective information security practice. As a key advisor, Mr. Cameron’s duties included global management responsibilities covering cyber security, business continuity management and physical security as well as global responsibility for the overall information risk management programs, including the company’s information risk and security strategies, tactics, planning, governance, architecture, and operations. At XL Global Services, Inc., another insurance and reinsurance company, he served as Senior Vice President, Chief Information Security Officer, and VP of Information Risk from 2002 through April of 2017. At XL Global Services, he had global responsibility for overall Information Risk Management program, including the company’s information risk and security strategies, tactics, planning, governance, architecture, and operations. Mr. Cameron is an expert at navigating the complex global regulatory environment (GDPR, HIPAA, NYDFS, ITAR) and US regulatory regime as it pertains to the Committee on Foreign Investment in the United States (CFIUS). As a firm believer in security for both individuals and enterprises, Mr. Cameron achieved an “All Star” designation from Risk and Insurance magazine for his ongoing peer recognition in security awareness and education. One of these unique initiatives raised over $10,000 for Medicine Sans Frontier. As an active member of various global security consortiums including the FS-ISAC and the European-based Information Security Forum (ISF), he participated in thought leadership efforts to create a global information security culture. Additionally, he continuously participates in round table and panel discussions at international conferences to further entrench the security mindset and awareness. Mr. Cameron holds and maintains a Certified Information Systems Security Professional (CISSP) designation and an Associates in Business from the University of Phoenix.

We believe that Mr. Cameron’s qualifications to serve on our Board include his substantial experience in risk management, along with his extensive experience in senior management. Mr. Cameron has over 20 years of combined experience in Information Security, Physical Security, Business Continuity Management and Regulatory Affairs.

Jing Huang is a member of the Board of Directors and is considered independent. Ms. Huang currently serves as Senior Vice President, Consumer Lines Strategy at Oscar Health, Inc. (NYSE: OSCR), a technology-driven health insurance company dedicated to creating a better healthcare experience for members with inclusive products and services. She served as Senior Vice President, Head of Individual Business, at Oscar Health, Inc. from October 2020 to Nov 2021 and Senior Vice President, Commercial Finance, at Oscar Health, Inc. from February 2020 to October 2020. Ms. Huang has prior experience at the multinational fintech giant Ant Group, where she acted as President and Chief Executive Officer of Ant Technologies US and Head of Intelligent Product and Services at Ant Financial from October 2017 to June 2019, focusing on inclusive financial service innovation and partnership. Prior to joining Ant Financial, Ms. Huang was Senior Managing Director, Global Treasury from April 2016 to September 2017 at AIG, a multi-line global insurer, responsible for group capital assessment including rating agency and Basel requirements, engagement in the development of IAIS Insurance Capital Standards, and various regulatory requirements with domestic and international regulators. At AIG, Ms. Huang also worked as a Managing Director, Global Actuarial from January 2011 to March 2014, and Senior Managing Director, Global Head of Insurance Company Capital and Asset Liability Management from March 2014 to April 2016. Ms. Huang was an adjunct faculty member of Columbia University’s Masters of Science program, Enterprise Risk Management. She holds a Bachelor of Science degree in Physics from Fudan University and a Ph.D. in Computational Biology from New York University.

We believe that Ms. Huang’s qualifications to serve on our Board include her extensive experience in M&A, financial and risk management, regulatory engagement in global settings, and global experience in product development and go-to-market on financial service innovation. Ms. Huang is a Fellow of the Society of Actuaries, and a member of the American Academy of Actuaries.

Andrey Novikov is a member of the Board of Directors and is considered independent. Mr. Novikov has since June of 2019 acted as Chief Executive Officer of Cardpay Mexico SAPI de CV, a Europe-based provider of physical and virtual payment services in Mexico. The company offers a wide range of services and a global merchant acquirer on a mission to enable fast, convenient, and secure payments for the businesses worldwide. Meanwhile, since November of 2019, he acts as Chief Financial Officer of Yunhong International (NASDAQ: ZGYH), a Cayman Islands SPAC. Since 2014, Mr. Novikov serves as a member of the Board of Directors of Innovative Payment Solutions, Inc. (OTC: IPSI), a US-based provider of physical and virtual payment services in Mexico. From 2008 to 2014, Mr. Novikov served as Vice President of QIWI PLC (NASDAQ: QIWI) and was primarily responsible for international business development and merger and acquisition transactions. From 1999 to 2007, Mr. Novikov served as the Deputy Director General of Bela Catarina Ltd., a Portuguese-Russian trading and manufacturing company. His responsibilities included negotiating with customers and partners in foreign countries, organizing the marketing events in Russia and Belarus, and implementing new sales analysis methods for business development and expansion. From 1996 to 1999, Mr. Novikov founded and managed Kvalitet Ltd., a trade company where he was involved in business development and implementation of innovative sales technology. He received an undergraduate degree from Moscow State Technological University Stankin.

We believe that Mr. Novikov’s qualifications to serve on our Board include his leadership roles and financial expertise. Mr. Novikov has extensive experience and managerial skills in the international trade, FinTech, e-commerce, and financial industries.

Kevin Chen is a member of the Board of Directors and a founder of our Sponsor. Mr. is Chairman and Chief Executive Officer of Edoc Acquisition Corporation (NASDAQ: ADOC), a SPAC focused on businesses in the North American and Asian-Pacific healthcare and healthcare provider sectors, since August of 2020. Mr. Chen also has since February of 2019 served as a member of the board of directors of Horizon Global Access Fund, a segregate, Cayman Islands-based, portfolio of Flagship Heathcare Properties Fund, which is a leading U.S. Heathcare REIT. Mr. Chen has also acted as Chief Investment Officer and Chief Economist of Horizon Financial, a New York-based investment management firm that offers cross-border solutions for global clients, with a specialty in investment in U.S. healthcare facilities, since January of 2018. He is responsible for advising clients investing in healthcare facilities in the United States. In addition, Mr. Chen currently serves as a Manager of ACM Macro LLC, a registered investment advisor and affiliated entity of Horizon Financial Advisors LLC. He took this position in June 2017. From 2013 to 2017, Mr. Chen managed portfolios at several investment firms that were not registered with FINRA. From January of 2017 to June 2017, Mr. Chen acted as Chief Strategist at Hywin Capital Management, LLC. Mr. Chen was the Chief Investment Officer at Three Mountain Capital Management LP from August of 2013 until January of 2017. He has extensive experience with and has cultivated a broad network in investment management, particularly in the context of healthcare facilities. In his extensive business experience, Mr. Chen held essential positions such as co-founder and vice-chairman of the Absolute Return Investment Management Association of China, director of asset allocation at Morgan Stanley from August 2004 to August 2008, and manager at China Development Bank from September 1998 to August 2000. Mr. Chen has been a guest speaker at Harvard University, Fordham University, Pace University, and IESE Business School. He is a former member of the Adjunct Advisory Committee and former Interim Head of the Private Sector Concentration program of Master of Science in Global Affairs, New York University, and has been an adjunct professor in the Center for Global Affairs there since 2012. He received his PhD in Finance from the Financial Asset Management Engineering Center at University of Lausanne, Switzerland, an MBA in Finance from the Center for Economic Research, Tilburg University in the Netherlands, and a B.A. in Economics from the Renmin University of China in Beijing, China.

We believe that Mr. Chen’s qualifications to serve on our Board include his substantial experience in finance, along with his extensive experience in senior management.

We are advised by a strong team of professionals at our Sponsor, with extensive operating and investing experience.

Business Strategy

Our business strategy is to identify and consummate an initial business combination with a target that can benefit from the investment, operating and innovating experience of our management team. Specifically, we will focus on opportunities where we can efficiently enact our proven and replicable value creation strategy, centered around five key pillars (Strategy and M&A, Sales and Marketing, Product Development and Innovation, Operational Improvements, Talent).

Although we may pursue targets in any industry, we are focused on making investments in growth equity and buyout transactions in respect of which we can exercise control and/or significant influence focused on financial software and information services companies operating at the intersection of the financial and business services sectors (“financial technology”), generally headquartered in North America, Asia, Latin America, Europe and Israel, provided, however, that we have no intention of ever conducting our principal operations in, or acquiring any business that is based in, or which does business in, China or Hong Kong or which uses, or may use, a variable interest entity structure to conduct China-based operations.

Specifically, we intend to pursue targets serving five main sub-sectors: Banking & Payments, Capital Markets, Data & Analytics, Insurance and Investment Management. We seek financial technology companies in these sub-sectors that exhibit infrastructure-like characteristics and are strategically important to their customers. As such, these business tend to have attractive business models, high recurring revenues, stable earnings, predictable cash flows, and can generate attractive risk-adjusted returns for shareholders.

Our selection process will leverage our management’s and our Sponsor’s extensive relationship network, deep and specialized operational experiences and proven deal sourcing capabilities to access proprietary acquisition opportunities.

We believe that our management team and Sponsor team’s track record of identifying and sourcing transactions positions us well to appropriately evaluate potential business combinations and select one that will be well received by the public markets. Our sourcing process will leverage the extensive networks of our Sponsor and our management team, which we believe should provide us with a number of business combination opportunities.

Members of our management team have actively begun the search for a target business by communicating with their network of relationships and other interested parties to articulate our initial business combination criteria, including the parameters of our search for a target business, and will begin the process of pursuing and reviewing potential opportunities.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines, which we believe are essential in evaluating prospective target businesses. We will use these guidelines to evaluate acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

●	utilizes our management team’s and our Sponsor’s extensive network of relationships, which enables access to proprietary and advantaged deal flow;

●	benefits from our Sponsor’s investment expertise, industry perspective and skillset, and technological and innovation capabilities;

●	provides strategically important infrastructure and business services to its customers, and thus has a defensible market position with high barriers to entry against new potential market entrants;

●	has a history of strong operating and financial results, and strong fundamentals, which can be improved further under our ownership;

●	is prepared to be a public company and will benefit from having a public currency in order to enhance its ability to pursue accretive acquisitions, high-return product development and innovation, and/or strengthen its balance sheet;

●	will offer an attractive risk-adjusted return for our shareholders, potential upside from growth in the target business and an improved capital structure that will be weighed against any identified downside risks; and

●	has attractive business fundamentals; and

●	does not conduct its principal operations in, or is based in, or does business in, China or Hong Kong or which uses, or may use, a variable interest entity structure to conduct China-based operations.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

Members of our management team may directly or indirectly own our ordinary shares and/or private placement warrants following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our officers and directors may also have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer any director or officer, on the one hand, and us, on the other.

We currently do not have any specific business combination under consideration. Our officers and directors have neither individually identified nor considered a target business, nor have they had any discussions regarding possible target businesses among themselves or with our underwriter or other advisors. Our Sponsor is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with our company. We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with our company and we will not consider a business combination with any company that has already been identified to our Sponsor as a suitable acquisition candidate for it, unless our Sponsor, in its sole discretion, declines such potential business combination or makes available to our company a co-investment opportunity. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to identify or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

Initial Business Combination

In accordance with the rules of NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to satisfaction of such criteria. We will also provide a summary of any such opinion or report to shareholders in connection with any vote on an initial business combination in our proxy materials or tender offer documents, as applicable, related to our initial business combination in accordance with Section 1015(b) of Regulation S-K. We will also need to obtain the approval of a majority of our disinterested independent directors. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Corporate Information

We are a Cayman Islands exempted company having its principal place of based in the United States. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have obtained a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the Market Value (as defined below) of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates does not equal or exceed $250 million as of the prior June 30, or (2) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not equal or exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses, market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

Financial Position

With funds available for a business combination initially in the amount of $196,998,818 (assuming no redemptions) after payment of $5,999,964 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any specific business combination target. While we may pursue an initial business combination target in any industry, we intend to focus our search on companies in the financial technology sector.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. Neither our Sponsor nor any of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds (although we have no intention of ever conducting our principal operations in, or acquiring any business that is based in, or which does business in, China or Hong Kong or which uses, or may use, a variable interest entity structure to conduct China-based operations). Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, commencing on November 22, 2021, we have been paying our Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, or from completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view. We will also provide a summary of any such opinion or report to shareholders in connection with any vote on an initial business combination in our proxy materials or tender offer documents, as applicable, related to our initial business combination in accordance with Section 1015(b) of Regulation S-K. We are not required to obtain such an opinion in any other context. We will also need to obtain the approval of a majority of our disinterested independent directors.

Ability to Extend Time to Complete Business Combination

We will have until November 23, 2022 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination prior to November 23, 2022, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (or until February 23, 2023 or May 23, 2023, as applicable, to complete a business combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC on November 23, 2021, in order to extend the time available for us to consummate our initial business combination, our initial shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension $2,999,982 ($0.15 per share) on or prior to the date of the applicable deadline, up to an aggregate of $5,999,964, or approximately $0.30 per share. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we choose to extend the period of time to consummate a business combination as set forth herein, you will not have the ability to vote or redeem your shares in connection with either of the three-month extensions. However, if we seek to complete a business combination during an extension period, investors will still be able to vote and redeem their shares in connection with that business combination.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.15 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our Sponsor, certain advisor transferees, officers and directors and EF Hutton as a holder of representative shares have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers: Alexander Edgarov, Chief Executive Officer, and Sheldon Brickman, Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Our Website

Our corporate website address is www.infintspac.com. The information contained on, or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this Annual Report.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our units, Class A ordinary shares and public warrants under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company having its principal place of business based in the United States. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

RISKS FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	We are a recently incorporated company with no operating history and no revenues, and our shareholders have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination. Their only opportunity to effect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we consummate an initial business combination prior to November 23, 2022 (or such later date as approved by our shareholders) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.15 (or, if both three-month extensions occur, $10.45) per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until November 23, 2022 (or until February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Financial Position

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate at until November 23, 2022, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the private placement warrants, only $1,600,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of the IPO and the private placement, the funds available to us outside of the trust account will be sufficient to allow us to operate at least tuntil November 23, 2022; however, our estimate might not be accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.15 (or, if both three-month extensions occur, $10.45) per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Such financing might not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons locates there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Risks Related to Our Proposed Initial Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a business combination. Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own 22.58% of our issued and outstanding ordinary shares immediately following the completion of the IPO. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 7,083,399, or 35.42%, of the 19,999,880 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will obtain the approval of an ordinary resolution, being the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination prior to November 23, 2022 (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report), may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination prior to November 23, 2022 (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus surfaced which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to complete a business combination, or the operations of a partner business with which we ultimately complete a business combination, may be materially adversely affected. In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

If we are unable to consummate our initial business combination prior to November 23, 2022, our public shareholders may be forced to wait beyond November 23, 2022 before redemption from our trust account.

If we are unable to consummate our initial business combination prior to November 23, 2022 (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report), the funds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond November 23, 2022 (or February 23, 2023, or May 23, 2023, as applicable) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the funds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination prior to November 23, 2022 (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to persist both in the United States and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Because of our limited resources and the significant competition for business combination opportunities, it may be difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, this diligence might not identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although expected to focus on financial technologies companies, our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region, provided, however, that we have no intention of ever conducting our principal operations in, or acquiring any business that is based in, or which does business in, China or Hong Kong or which uses, or may use, a variable interest entity structure to conduct China-based operations. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic financial technology investments globally. Our amended and restated memorandum and articles of association prohibit us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we might not properly ascertain or assess all of the significant risk factors or have adequate time to complete due diligence.

Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units might not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash.

In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may depend upon:

●	the performance of a single business, property or asset; or

●	the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Affiliates of our Sponsor have similar or overlapping investment objectives and guidelines, and we may not be presented investment opportunities that may otherwise be suitable for us.

Affiliates of our Sponsor currently invest and plan to continue to invest in, incubate, and grow successful businesses in sectors across the financial services technology industry. There may be overlap of investment opportunities with affiliates of our Sponsor that are actively investing and similar overlap with future affiliates of our Sponsor. This overlap could create conflicts of interest. In particular, investment opportunities that may otherwise be suitable for us may not be presented to us by our Sponsor. This overlap could also create conflicts in determining to which entity a particular investment opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Certain members of our management team may be involved in and have a greater financial interest in the performance of other Sponsor entities, and such activities may create conflicts of interest in making decisions on our behalf.

Certain members of our management team may be subject to a variety of conflicts of interest relating to their responsibilities to our Sponsor and its other affiliates. Such individuals may serve as members of management or a board of directors (or in similar such capacity) to various other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. Such positions may create a conflict between the advice and investment opportunities provided to such entities and the responsibilities owed to us. The other entities in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees may have a greater financial interest in the performance of such other Sponsor affiliated entities than our performance. Such involvement may create conflicts of interest in sourcing investment opportunities on our behalf and on behalf of such other entities.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We may face risks related to financial technology businesses.

Business combinations with financial technology businesses may involve special considerations and risks. If we complete our initial business combination with a financial technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	if the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

●	if we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline;

●	our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes;

●	any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

●	difficulties with any products or services we provide could damage our reputation and business;

●	a failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business; and

●	we may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to financial technology businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Risks Related to Our Operations

Our management may not be able to maintain control of a target business after our initial business combination. New management might not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post- transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained.

Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals might not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association, to the fullest extent permitted by applicable law, shall contain provisions which state that: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the funds in the trust account are reduced below the lesser of (i) $10.15 (or, if both three-month extensions occur, $10.45) per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 (or, if both three-month extensions occur, $10.45) per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.15 (or, if both three-month extensions occur, $10.45) per share.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our Sponsor paid $25,100, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,833,083 founder shares. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 19,999,880 units if the underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent 22.58% of the outstanding shares after the IPO. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor has purchased an aggregate of 7,796,842 private placement warrants for an aggregate purchase price of $7,796,842, or $1.00 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 12 month anniversary of the closing of the IPO nears, which is the deadline for our completion of an initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of the IPO, our initial shareholders own 22.58% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units in the IPO or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 22.58% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our Sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business — Effecting Our Initial Business Combination — Permitted Purchases of Our Securities” for a description of how our Sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

Risks Related to Our Corporate Governance and Shareholder Rights

Prior to the closing of our initial business combination, holders of our founder shares are the only shareholders of the Company which will have the right to vote on the election of directors. Therefore, upon the listing of our shares on the NYSE, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to the closing of our initial business combination, holders of our founder shares are the only shareholders of the Company which will have the right to vote on the election of directions. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination prior to November 23, 2022 (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 22.58% of our ordinary shares upon the closing of the IPO, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to November 23, 2022 (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third- party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our letter agreement with our Sponsor, certain advisor transferees, officers and directors and EF Hutton by virtue of its ownership of representative shares may be amended without shareholder approval.

Our letter agreement with our Sponsor, certain advisor transferees, officers and directors and EF Hutton by virtue of its ownership of representative shares contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following November 22, 2021 will require the prior written consent of the underwriter). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities, would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the IPO, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such units, shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. Although our principal place of business is based in the United States, it may still be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Mourant Ozannes, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Related to Ownership of Our Securities

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of the IPO and the sale of the private placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to November 23, 2022 (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we have not completed an initial business combination prior to November 23, 2022 (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report), subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the funds held in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have listed our units on NYSE. The Class A ordinary shares and warrants have been separately listed on NYSE. Although after giving effect to the IPO we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our initial public offering, we must maintain a minimum amount in Shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our Shareholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on NYSE, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to- one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 480,009,120 and 44,166,917 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. Immediately after the IPO, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the IPO;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any private placement warrants) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to our investors, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing at any time after the warrants become exercisable and ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

If we do not file and maintain a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration for the issuance of such Class A ordinary shares is available. As a result, the number of Class A ordinary shares that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants is available. As we are a special purpose acquisition company and are deemed by the SEC to be a “shell company”, if there is not a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, our shareholders will not be able to rely on the safe harbor provisions of Rule 144 under the Securities Act to publicly resell any Class A ordinary shares underlying warrants that are exercised on a cashless basis until one year after the completion of the business combination. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure our shareholders that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of Class A ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue Class A ordinary shares unless the Class A ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the Class A ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder (i) to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Annual Report, or to cure, correct or supplement any defective provision, or (ii) to add or change any other provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

●	we issue additional Class A ordinary shares or equity-linked securities in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share,

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

●	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 9,999,940 Class A ordinary shares as part of the units offered in the IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 7,796,842 private placement warrants, at $1.00 per warrant.

In addition, if the Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant.

To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income or otherwise subject it to adverse tax consequences in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders may be subject to withholding taxes, other taxes or other adverse tax consequences with respect to their ownership of us after the reincorporation.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations, provided, however, that we have no intention of ever conducting our principal operations in, or acquiring any business that is based in, or which does business in, China or Hong Kong or which uses, or may use, a variable interest entity structure to conduct China-based operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target (although we have no intention of ever conducting our principal operations in, or acquiring any business that is based in, or which does business in, China or Hong Kong or which uses, or may use, a variable interest entity structure to conduct China-based operations), all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction (although we have no intention of ever conducting our principal operations in, or acquiring any business that is based in, or which does business in, China or Hong Kong or which uses, or may use, a variable interest entity structure to conduct China-based operations). If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends might not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

General Risk Factors

We are a blank check company with limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with limited operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our Sponsor and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team, our Sponsor and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our Sponsor and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our Sponsor and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our Sponsor or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse United States federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

●	each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to November 23, 2022 (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination prior to November 23, 2022 (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report), our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 (or, if both three-month extensions occur, $10.45) per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Marcum LLP, our independent registered public accounting firm, and the underwriter of the IPO will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.15 (or, if both three-month extensions occur, $10.45) per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 (or, if both three-month extensions occur, $10.45) per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 (or, if both three-month extensions occur, $10.45) per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 (or, if both three-month extensions occur, $10.45) per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust account such that the per-share redemption amount received by public shareholders may be less than $10.15 (or, if both three-month extensions occur, $10.45) per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.15 (or, if both three-month extensions occur, $10.45) per share.

If, after we distribute the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per- share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the funds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently utilize office space at 32 Broadway, Suite 401, New York, NY 10004. We pay our Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on the NYSE. Each of our units consists of one Class A ordinary share and one-half of one redeemable warrant and, commencing on November 19, 2021, trades on the NYSE under the symbol “IFIN.U.” The Class A ordinary shares and warrants underlying our units began trading separately on the NYSE under the symbols “IFIN” and “IFIN.WS,” respectively, on January 10, 2022.

Holders of Record

As of December 31, 2021 there were no holders of record of our units, no holders of record of our Class A ordinary shares, one holder of record of our warrants and five holders of record of our Class B ordinary. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

On November 23, 2021, the Company consummated the IPO of 17,391,200 units at $10.00 per Unit and the sale of 7,032,580 Private Warrants at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the closing of the IPO. The Company has listed the Units on the NYSE. On November 23, 2021, the underwriters exercised their over-allotment option in full, according to which the Company consummated the sale of an additional 2,608,680 Units, at $10.00 per Unit, and the sale of an additional 764,262 Private Warrants, at $1.00 per Private Warrant. Following the closing of the over-allotment option, the Company generated total gross proceeds of $207,795,642 from the IPO and the Private Placement, of which the Company raised $199,998,800 in the IPO, $7,796,842 in the Private Placement and of which $202,998,782 was placed in the Company’s trust account with Continental Stock Transfer & Company as trustee, established for the benefit of the Company’s public stockholders. Transaction costs amounted to $9,351,106 consisting of $2,499,985 in cash of underwriting fees and $6,851,121 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to INFINT Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to InFinT Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the annual financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report on Form 10-K. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Results of Operations

Our only activities from March 8, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to consummate the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 8, 2021 (inception) through December 31, 2021, we had net loss of $181,695, which consisted of operating costs of $183,619, offset by interest earned on marketable securities held in the Trust Account of $1,924.

Liquidity and Capital Resources

On November 23, 2021, the Company consummated its initial public offering of 17,391,200 of its units. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one-half of one warrant, with each whole Warrant entitling the holder to purchase one Ordinary Share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $173,912,000.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 7,032,580 warrants at a price of $1.00 per Private Warrant, generating total proceeds of $7,032,580, to the Company’s sponsor, InFinT Capital LLC. The Private Warrants are identical to the Warrants sold in the IPO.

On November 23, 2021, the Company consummated the sale of an additional 764,262 Private Warrants in connection with the underwriter’s exercise of its over-allotment option to purchase an additional 2,608,680 Units for gross proceeds of $26,086,800. The Private Warrants were sold at $1.00 per Private Warrant, generating additional gross proceeds of $764,262. Following the closing of the over-allotment option, the Company generated total gross proceeds of $207,795,642 from the IPO and the Private Placement, of which the Company raised $199,998,800 in the IPO, $7,796,842 in the Private Placement and of which $202,998,782 was placed in the Company’s trust account established in connection with the IPO.

For the period from March 8, 2021 (inception) through December 31, 2021, cash used in operating activities was $(711,252). Net loss of $181,695 was offset by interest earned on marketable securities held in the Trust Account of $1,924. Changes in operating assets and liabilities used $527,633 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $203,000,706 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Through December 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2021, we have available to us $1,028,183 of cash on our operating account and working capital of $1,555,816. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our trust account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

We will have until 12 months from the closing of the IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our initial shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $2,999,982 ($0.15 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $5,999,964, or approximately $0.30 per share. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Furthermore, the letter agreement with our initial Shareholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we choose to extend the period of time to consummate a business combination as set forth herein, you will not have the ability to vote or redeem your shares in connection with either of the three-month extensions. However, if we seek to complete a business combination during an extension period, investors will still be able to vote and redeem their shares in connection with that business combination. As of December 31, 2021, the Company has not borrow any amount from Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on November 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

In connection with our initial business combination, we are obligated to pay our expenses relating thereto, including the deferred underwriting commission payable to our underwriter in an amount equal to 3.0% of the total gross proceeds raised in the offering, or $5,999,964, upon consummation of our initial business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $202,998,782 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-14 following Item 15, which comprise a portion of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that the CEO and CFO believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer, or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

Changes in internal controls over financial reporting.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Alexander Edgarov	45	Chief Executive Officer, Director
Sheldon Brickman	56	Chief Financial Officer
Eric Weinstein	68	Chairman of the Board
Michael Moradzadeh	42	Director
Dave Cameron	55	Director
Jing Huang	45	Director
Andrey Novikov	51	Director
Kevin Chen	45	Director

Alexander Edgarov has served as our Chief Executive Officer and as a member of our Board of Directors since March 2021. Mr. Edgarov is a sponsor investor of, and since November 2020 has served as a senior advisor to, Edoc Acquisition Corporation, (NASDAQ: ADOC), a healthcare special purpose acquisition company. From 2016 to 2018, he was a venture partner with New Margin Capital, a leading venture capital fund in China. Mr. Edgarov has served as a Principal at Sapta Group Corp since 2014. Earlier in his career, Mr. Edgarov served as a global account executive for a leading international supply chain company, where he oversaw multiple teams across the globe and worked with Fortune 100 companies overseeing multi-million dollar accounts in the fields of automotive, fashion and technology. He is an investor and advisor to a wide-range portfolio of clients including companies, alternative investment funds, venture capital funds, and family offices with a focus on both public and private markets in the United States and China. Mr. Edgarov is an expert in building multi-level connections between business people and companies from China, the United States and Israel in the areas of venture capital, entertainment and technology. By relying on his extensive international network of contacts and partners, Mr. Edgarov provides strategic and tactical guidance, analysis and introduction services to companies and individuals who need to gain deeper understanding of local markets and seek to form partnerships and pursue opportunities with aligned partners who are leaders in their fields. Mr. Edgarov completed his undergraduate degree in Economics and Business and received his Bachelors of Art from the Ben-Gurion University of the Negev in Israel. He graduated summa cum laude from the Master of Arts program in International Affairs at the City College of New York.

We believe that Mr. Edgarov’s qualifications to serve on our Board of Directors include his extensive financial services leadership positions and entrepreneurial experience.

Sheldon Brickman has served as our Chief Financial Officer since March 2021. Mr. Brickman is the President of Rockshore Advisors LLC, which he founded in May of 2013, providing a range of advisory services, including traditional mergers & acquisitions services, due diligence, valuations and strategic consulting. Rockshore Advisors, LLC is particularly focused on advising investors in the insurance and healthcare sectors. Mr. Brickman, who received his Bachelor of Science in Accounting from Brooklyn College, brings over 25 years of M&A advisory and business development experience. He has worked for numerous multibillion dollar insurance carriers, including assignments for companies such as AIG, Aetna and National General. Mr. Brickman has assisted international companies in the UAE, UK, Asia and Latin America, and advised regional insurance carriers on their business. Mr. Brickman’s experience covers the property casualty and life/health markets, including work with insurance carriers, managing general agencies, wholesalers, retailers and third-party administrators. He served as Head of International M&A and Business Development for Aetna International from March of 2012 through April of 2013. Mr. Brickman previously worked at AIG for more than 17 years in various executive level M&A and business development positions around the world where he was responsible for buying and selling numerous businesses on behalf of the company. Before joining AIG, Mr. Brickman spent four years at Hanwa Company LTD, a Japanese investment Company, and three years at the international accounting firm of Deloitte & Touche.

We believe that Mr. Brickman’s qualifications to serve on our Board of Directors include his substantial experience as a financial technology executive and entrepreneur, having held senior leadership positions in large corporations and having founded an industry-leading global financial services and consulting firm.

Eric Weinstein is the Chairman of the Board and is considered independent. Mr. Weinstein serves as an Investment Manager at Eastmore Group since February 2018 where his responsibilities as a managing director include screening and overseeing investments. He has previously served as a Managing Director at Neuberger Berman from May 2009 to January 2018 where he was also the Chairman of Hedge Fund Solutions and a member of the Investment Risk Committee and Alternatives Investment Committee. Mr. Weinstein has over 30 years of experience at global financial services firms that include Neuberger Berman, Lehman Brothers Holdings Inc., Swiss Bank Corporation, and Morgan Stanley. At Lehman Brothers, Mr. Weinstein acted as a Chief Investment Officer of Lehman Brothers Alternative Investment Management and oversaw a pool of capital that exceeded $5 billion U.S. dollars. He has served as the co-manager of a private equity investment start-up which was focused on providing seed capital to start up investment firms. He has also served as a director to a number of investment funds. Mr. Weinstein has global experience managing investments and servicing clients in North America, South America, Europe, Asia, and Oceania. In the 1990s, Mr. Weinstein managed a team of derivative analysts in Hong Kong (Swiss Bank), and he visited Beijing and Hong Kong on a regular basis to meet with then-existing and then-potential clients when working with Lehman Brothers and then Neuberger until 2015. Mr. Weinstein currently serves as Investment Manager for the Eastmore Group, which makes minority investments in companies that have assets in China, however Mr. Weinstein has never advised on any such investments. Mr. Weinstein received his MBA from the Wharton School at the University of Pennsylvania and a Bachelor of Arts in economics from Brandeis University.

We believe that Mr. Weinstein’s qualifications to serve on our Board of Directors include his substantial experience as a financial executive, having held senior leadership positions in large financial institutions.

Michael Moradzadeh is a member of the Board of Directors and is considered independent. Michael Moradzadeh is a Founding Partner and the Chief Executive Officer of Rimon PC, and its affiliate NovaLaw, Inc. He has served and managed the firm in these capacities from its incipience in 2008. Mr. Moradzadeh’s legal practice focuses on technology company representation and international transactions. He represents both companies and investors in investment rounds and stock sales. He has worked on deals ranging from small angel investments to representing a private equity firm in a $6 billion acquisition. He is also heavily involved in secondary markets of private stock, representing sellers of restricted stock in Facebook, Twitter, Zynga, SolarCity, Dropbox, Bloom Energy, Gilt Groupe, Etsy and other pre-IPO companies. Internationally, Mr. Moradzadeh represented Bain Capital and Morgan Stanley in their international investment funds and has worked with foreign counsel in 130 jurisdictions on several international securities deals. Mr. Moradzadeh has presented on innovations in law firm management and business models at Harvard Law School, Stanford Law School, UC Berkeley Law School, and UC Hastings College of the Law. Mr. Moradzadeh has also presented to the board of directors of global law firms to help them innovate their own structures. Mr. Moradzadeh’s innovations with Rimon have received awards from the Financial Times and the American Bar Association Journal and have appeared in a wide array of international publications, including the Economist, the Atlantic, the Wall Street Journal, Harvard Business Review, the American Lawyer Magazine, the National Law Journal, American Bar Association Magazine, the National Post, Bloomberg, Law & More, Legal Management Magazine, the San Francisco and Los Angeles Daily Journals, the San Francisco Business Times, the Silicon Valley Business Journal, American Lawyer’s Law Technology News, Law 360, and eLawyering. Mr. Moradzadeh received his Bachelor of Arts in from the University of California, Berkeley, and his Juris Doctor degree from Columbia Law School in New York.

We believe that Mr. Moradzadeh’s qualifications to serve on our Board of Directors include his unique legal, business and management experience with a focus on the financial technology industry, along with his extensive private company experience.

Dave Cameron is a member of the Board of Directors and is considered independent. Mr. Cameron is a strategic, C-level data security and risk management executive who drives enterprise profitability and protects stakeholders by securing information assets, managing cyber risk, and enabling business strategies. From April of 2017 to September of 2020, Mr. Cameron acted as Senior Vice President and Chief Security Officer for US, UK, and France-based operations of AXA XL, a multi-line global insurance and reinsurance companies and was accountable for driving cultural and organizational change throughout the entities and implementing a sustainable cost effective information security practice. As a key advisor, Mr. Cameron’s duties included global management responsibilities covering cyber security, business continuity management and physical security as well as global responsibility for the overall information risk management programs, including the company’s information risk and security strategies, tactics, planning, governance, architecture, and operations. At XL Global Services, Inc., another insurance and reinsurance company, he served as Senior Vice President, Chief Information Security Officer, and VP of Information Risk from 2002 through April of 2017. At XL Global Services, he had global responsibility for overall Information Risk Management program, including the company’s information risk and security strategies, tactics, planning, governance, architecture, and operations. Mr. Cameron is an expert at navigating the complex global regulatory environment (GDPR, HIPAA, NYDFS, ITAR) and US regulatory regime as it pertains to the Committee on Foreign Investment in the United States (CFIUS). As a firm believer in security for both individuals and enterprises, Mr. Cameron achieved an “All Star” designation from Risk and Insurance magazine for his ongoing peer recognition in security awareness and education. One of these unique initiatives raised over $10,000 for Medicine Sans Frontier. As an active member of various global security consortiums including the FS-ISAC and the European-based Information Security Forum (ISF), he participated in thought leadership efforts to create a global information security culture. Additionally, he continuously participates in round table and panel discussions at international conferences to further entrench the security mindset and awareness. Mr. Cameron holds and maintains a Certified Information Systems Security Professional (CISSP) designation and an Associates in Business from the University of Phoenix.

We believe that Mr. Cameron’s qualifications to serve on our Board include his substantial experience in risk management, along with his extensive experience in senior management. Mr. Cameron has over 20 years of combined experience in Information Security, Physical Security, Business Continuity Management and Regulatory Affairs.

Jing Huang is a member of the Board of Directors and is considered independent. Ms. Huang currently serves as Senior Vice President, Consumer Lines Strategy at Oscar Health, Inc. (NYSE: OSCR), a technology-driven health insurance company dedicated to creating a better healthcare experience for members with inclusive products and services. She served as Senior Vice President, Head of Individual Business, at Oscar Health, Inc. from October 2020 to Nov 2021 and Senior Vice President, Commercial Finance, at Oscar Health, Inc. from February 2020 to October 2020. Ms. Huang has prior experience at the multinational fintech giant Ant Group, where she acted as President and Chief Executive Officer of Ant Technologies US and Head of Intelligent Product and Services at Ant Financial from October 2017 to June 2019, focusing on inclusive financial service innovation and partnership. Prior to joining Ant Financial, Ms. Huang was Senior Managing Director, Global Treasury from April 2016 to September 2017 at AIG, a multi-line global insurer, responsible for group capital assessment including rating agency and Basel requirements, engagement in the development of IAIS Insurance Capital Standards, and various regulatory requirements with domestic and international regulators. At AIG, Ms. Huang also worked as a Managing Director, Global Actuarial from January 2011 to March 2014, and Senior Managing Director, Global Head of Insurance Company Capital and Asset Liability Management from March 2014 to April 2016. Ms. Huang was an adjunct faculty member of Columbia University’s Masters of Science program, Enterprise Risk Management. She holds a Bachelor of Science degree in Physics from Fudan University and a Ph.D. in Computational Biology from New York University.

We believe that Ms. Huang’s qualifications to serve on our Board include her extensive experience in M&A, financial and risk management, regulatory engagement in global settings, and global experience in product development and go-to-market on financial service innovation. Ms. Huang is a Fellow of the Society of Actuaries, and a member of the American Academy of Actuaries.

Andrey Novikov is a member of the Board of Directors and is considered independent. Mr. Novikov has since June of 2019 acted as Chief Executive Officer of Cardpay Mexico SAPI de CV, a Europe-based provider of physical and virtual payment services in Mexico. The company offers a wide range of services and a global merchant acquirer on a mission to enable fast, convenient, and secure payments for the businesses worldwide. Meanwhile, since November of 2019, he acts as Chief Financial Officer of Yunhong International (NASDAQ: ZGYH), a Cayman Islands SPAC. Since 2014, Mr. Novikov serves as a member of the Board of Directors of Innovative Payment Solutions, Inc. (OTC: IPSI), a US-based provider of physical and virtual payment services in Mexico. From 2008 to 2014, Mr. Novikov served as Vice President of QIWI PLC (NASDAQ: QIWI) and was primarily responsible for international business development and merger and acquisition transactions. From 1999 to 2007, Mr. Novikov served as the Deputy Director General of Bela Catarina Ltd., a Portuguese-Russian trading and manufacturing company. His responsibilities included negotiating with customers and partners in foreign countries, organizing the marketing events in Russia and Belarus, and implementing new sales analysis methods for business development and expansion. From 1996 to 1999, Mr. Novikov founded and managed Kvalitet Ltd., a trade company where he was involved in business development and implementation of innovative sales technology. He received an undergraduate degree from Moscow State Technological University Stankin.

We believe that Mr. Novikov’s qualifications to serve on our Board include his leadership roles and financial expertise. Mr. Novikov has extensive experience and managerial skills in the international trade, FinTech, e-commerce, and financial industries.

Kevin Chen is a member of the Board of Directors and a founder of our Sponsor. Mr. is Chairman and Chief Executive Officer of Edoc Acquisition Corporation (NASDAQ: ADOC), a SPAC focused on businesses in the North American and Asian-Pacific healthcare and healthcare provider sectors, since August of 2020. Mr. Chen also has since February of 2019 served as a member of the board of directors of Horizon Global Access Fund, a segregate, Cayman Islands-based, portfolio of Flagship Heathcare Properties Fund, which is a leading U.S. Heathcare REIT. Mr. Chen has also acted as Chief Investment Officer and Chief Economist of Horizon Financial, a New York-based investment management firm that offers cross-border solutions for global clients, with a specialty in investment in U.S. healthcare facilities, since January of 2018. He is responsible for advising clients investing in healthcare facilities in the United States. In addition, Mr. Chen currently serves as a Manager of ACM Macro LLC, a registered investment advisor and affiliated entity of Horizon Financial Advisors LLC. He took this position in June 2017. From 2013 to 2017, Mr. Chen managed portfolios at several investment firms that were not registered with FINRA. From January of 2017 to June 2017, Mr. Chen acted as Chief Strategist at Hywin Capital Management, LLC. Mr. Chen was the Chief Investment Officer at Three Mountain Capital Management LP from August of 2013 until January of 2017. He has extensive experience with and has cultivated a broad network in investment management, particularly in the context of healthcare facilities. In his extensive business experience, Mr. Chen held essential positions such as co-founder and vice-chairman of the Absolute Return Investment Management Association of China, director of asset allocation at Morgan Stanley from August 2004 to August 2008, and manager at China Development Bank from September 1998 to August 2000. Mr. Chen has been a guest speaker at Harvard University, Fordham University, Pace University, and IESE Business School. He is a former member of the Adjunct Advisory Committee and former Interim Head of the Private Sector Concentration program of Master of Science in Global Affairs, New York University, and has been an adjunct professor in the Center for Global Affairs there since 2012. He received his PhD in Finance from the Financial Asset Management Engineering Center at University of Lausanne, Switzerland, an MBA in Finance from the Center for Economic Research, Tilburg University in the Netherlands, and a B.A. in Economics from the Renmin University of China in Beijing, China.

We believe that Mr. Chen’s qualifications to serve on our Board include his substantial experience in finance, along with his extensive experience in senior management.

We are advised by a strong team of professionals at our Sponsor, with extensive operating and investing experience.

Number and Terms of Office of Officers and Directors

Our board of directors consist of seven members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, which currently consists of Jing Huang and Andrey Novikov, will expire at our first annual general meeting. The term of office of the second class of directors, which we expect to be Eric Weinstein, Michael Moradzadeh and Dave Cameron, will expire at the second annual general meeting. The term of office of the third class of directors, which we expect to be Alexander Edgarov and Kevin Chen, will expire at the third annual general meeting.

Only holders of Class B ordinary shares will have the right to vote for the election of directors in any general meeting held prior to or in connection with the completion of our initial business combination, which directors will be proposed by the Company’s board of directors following a nomination by the nominating and corporate governance committee. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint directors may be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in NYSE rules and applicable SEC rules prior to completion of the IPO. Our board of directors has determined that Michael Moradzadeh, Jing Huang, Eric Weinstein, Dave Cameron and Jing Huang are “independent directors” as defined in NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Our audit committee, our nominating and corporate governance committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We established an audit committee of the board of directors. Dave Cameron and Jing Huang serve as members of the audit committee and Michael Moradzadeh serve as chair of the audit committee. All members of the audit committee are independent of and unaffiliated with our Sponsor and our underwriter. Under NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent.

Michael Moradzadeh is financially literate and our board of directors has determined that Michael Moradzadeh qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which will detail the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the board of directors. Michael Moradzadeh serve as a member of the compensation committee and Dave Cameron serve as chair of the compensation committee. Under NYSE listing standards, all the directors on the compensation committee must be independent.

We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the issuance of 80,000 Class B ordinary shares to our CEO, 60,000 Class B ordinary shares to our CFO, 55,000 Class B ordinary shares to certain advisors as described herein, and the payment to an affiliate of our Sponsor of up to $10,000 per month, for up to until February 23, 2023 or May 23, 2023, as applicable, , for office space, utilities and secretarial and administrative support and reimbursement of expenses, and excluding director compensation as described herein, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors. Michael Moradzadeh serves as a member of our nominating and corporate governance committee and Eric Weinstein serves as chair. Under NYSE listing standards, all the directors on the nominating and corporate governance committee must be independent.

We have adopted a nominating and corporate governance committee charter, which will detail the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Only holders of Class B ordinary shares will have the right to vote for the election of directors in any general meeting held prior to or in connection with the completion of our initial business combination, which directors will be proposed by the Company’s board of directors following a nomination by the nominating and corporate governance committee.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to the registration statement. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into any report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from March 8, 2021 (inception) through December 31, 2021, the Form 3s required to be filed by our Sponsor and officers and directors upon the effectiveness of the registration statement from our initial public offering were filed late.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Mr. Edgarov, in his capacity as the CEO of the Company, and Mr. Brickman, in his capacity of CFO of the Company, have been awarded incentive equity in the form of 80,000 Class B ordinary shares in the Company and 60,000 Class B ordinary shares, respectively. Commencing on the date that our securities are first listed on NYSE through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 22, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;
●	each of our executive officers, directors and director nominees that beneficially owns ordinary shares; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Number of Shares Beneficially Owned		Percentage of Outstanding Ordinary Shares(3)
Name and Address of Beneficial Owner(1)
Alexander Edgarov	5,733,084	(2)	22.3%
Sheldon Brickman	-		-
Eric Weinstein	-		-
Michael Moradzadeh	-		-
Jing Huang	-		-
Dave Cameron	-		-
Andrey Novikov	-		-
Kevin Chen	-		-
All directors and executive officers as a group (8 individuals)	5,733,084	(2)	22.3%
InFinT Capital LLC(4)(5)	5,733,084	(2)	22.3%
Saba Capital Management, L.P. (6)	1,365,000		6.8%
Highbridge Capital Management, LLC (7)	1,611,300		8.1%

* Less than one percent.

(1) Unless otherwise noted, the business address of each of the following is 32 Broadway, Suite 401, New York, NY 10004.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)	Based on 25,832,963 shares issued immediately after the offering (5,833,083 founder shares and the issuance of 19,999,880 ordinary shares underlying 19,999,880 units sold in the offering).

(4)	InFinT Capital LLC, our Sponsor, is the record holder of such shares. Alexander Edgarov is the sole member of the Sponsor and has dispositive and voting control of the securities held of record by the Sponsor, and may be deemed to beneficially own such securities. Mr. Edgarov disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein..

(5)	None of the 760,837 of the founder shares was surrendered by our Sponsor as the result of the underwriter’s full exercise of the over-allotment option.

(6)	Based on a Schedule 13G filed on November 29, 2021, by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Reporting Persons”). Saba Capital is organized as a limited partnership under the laws of the State of Delaware. Saba GP is organized as a limited liability company under the laws of the State of Delaware. Mr. Weinstein is a citizen of the United States. The address of the business office of each of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7)	Based on a Schedule 13G/A filed on February 9, 2022, by Highbridge Capital Management, LLC (“Highbridge” or the “Reporting Person”), a Delaware limited liability company and the investment adviser to certain funds and accounts (the “Highbridge Funds”), with respect to the Class A Ordinary Shares (as defined in Item 2(d) below) directly held by the Highbridge Funds. The address of the business office of the Reporting Person is 277 Park Avenue, 23rd Floor, New York, New York 10172.

Immediately after the IPO, our initial shareholders beneficially own 22.58% of the then issued and outstanding ordinary shares. Only holders of Class B ordinary shares will have the right to vote for the election of directors in any general meeting held prior to or in connection with the completion of our initial business combination, which directors will be proposed by the Company’s board of directors following a nomination by the nominating and corporate governance committee. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our Sponsor has purchased an aggregate of 7,796,842 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $7,796,842 in the aggregate, in a private placement that occurred simultaneously with the closing of the IPO. The private placement warrants are identical to the warrants sold in the IPO. Pursuant to an agreement that we have entered into with the holders of the private placement warrants, the private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination. A portion of the purchase price of the private placement warrants are added to the proceeds from the IPO to be held in the trust account such that at the time of closing of the IPO $ 202,998,782 are held in the trust account. If we do not complete our initial business combination prior to November 23, 2022 (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report), the private placement warrants will expire worthless.

InFinT Capital LLC, our Sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We issued to our Sponsor an aggregate of 5,833,083 founder shares in exchange for a capital contribution of $25,100, or approximately $0.004 per share. Our Sponsor transferred 99,999 founder shares to EF Hutton as representative shares (the representative shares are deemed to be underwriter’s compensation by FINRA pursuant to Rule 5110 of the FINRA Manual).

Our Sponsor has purchased an aggregate of 7,796,842 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, $7,796,842 in the aggregate, in a private placement that closed simultaneously with the closing of the IPO. The private placement warrants are identical to the warrants sold in the IPO. Pursuant to an agreement that we have entered into with the holders of the private placement warrants, the private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Our Sponsor, certain advisor transferees, officers and directors and EF Hutton as holder of representative shares have entered into a letter agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination, (B) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination prior to November 23, 2022 (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report) or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination prior to November 23, 2022 (or prior to February 23, 2023 or May 23, 2023, as applicable, if we extend the period of time to consummate a business combination, as described in more detail in this Annual Report), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within such time period and (D) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination; (iv) the founder shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment as described herein and in our amended and restated memorandum and articles of association; and (v) only holders of Class B ordinary shares will have the right to vote for the election of directors in any general meeting held prior to or in connection with the completion of our initial business combination, which directors will be proposed by the Company’s board of directors following a nomination.

We currently utilize office space at 32 Broadway, Suite 401, New York, NY 10004. Commencing on November 22, 2021, we pay our Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

On April 20, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $400,000, to be used for payment of costs related to the Proposed Offering. The note is interest bearing (0.01% annual rate) and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Proposed Offering. These amounts have been repaid upon completion of the IPO out of the $696,875 of offering proceeds that has been allocated for the payment of offering expenses. As of December 31, 2021, there were no amounts outstanding under the promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have also entered into a registration rights agreement with respect to the founder shares and private placement warrants.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors have adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. During the period from March 8, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $69,010 for the services Marcum performed in connection with our initial public offering and the audit of our December 31, 2021 consolidated financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from March 8, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the period from March 8, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services during the period from March 8, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Financial Statements

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association, dated November 23, 2021
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Ordinary Share Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated November 23, 2021, between the Company and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Registrant.
10.1(2)	Promissory Note between InFinT Capital LLC, the Representative and InFinT Acquistion Corporation
10.2(2)	Amended and Restated Founder Share Subscription Agreement, dated November 23, 2021, between InFinT Capital LLC and the Registrant
10.3***	Letter Agreement, dated November 23, 2021, among the Company, InFinT Capital LLC and the other signatories made a party thereto.
10.4(1)	Investment Management Trust Agreement, dated November 23, 2021, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated November 23, 2021, among the Company and the other signatories made a party thereto.
10.6(1)	Private Placement Warrants Purchase Agreement, dated November 23, 2021, between the Company and InFinT Capital LLC.
10.7(1)	Transfer Agreement, dated November 23, 2021 among the Company, InFinT Capital LLC and EF Hutton, division of Benchmark Investments, LLC
10.8(1)	Transfer Agreement, dated November 23, 2021 among the Company, InFinT Capital LLC and JonesTrading Institutional Services LLC
10.9(1)	Administrative Support Agreement between the Company and InFinT Capital LLC.
10.10(1)	Underwriting Agreement, dated November 18, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters set forth on Schedule I thereto.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Label Document
101.PRE*	Inline XBRL Definition Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document

* Filed herewith.

** Furnished herewith.

*** Exhibit is refiled to correct a typographical error in the previously filed version

(1) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2021.

(2) Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-256310), filed with the SEC on May 20, 2021, as amended.

ITEM 16. FORM 10-K SUMMARY

None

INFINT ACQUISITION CORP

FOR THE PERIOD ENDED DECEMBER 31, 2021

INFINT ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

InFinT Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of InFinT Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from March 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Hartford, CT

March 22, 2022

INFINT ACQUISITION CORPORATION

BALANCE SHEET

December 31, 2021
ASSETS
Current Assets
Cash	$1,028,183
Prepaid insurance	604,107
Total Current Assets	1,632,290

Cash held in trust account	203,000,706
TOTAL ASSETS	$204,632,996

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$76,474
Total current liabilities	76,474

Deferred underwriter fee payable	5,999,964
TOTAL LIABILITIES	6,076,438

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 19,999,880 shares at redemption value of $10.15 per share	202,998,782

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding the 19,999,880 shares subject to redemption)	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,833,083 issued and outstanding	583
Additional paid-in capital	-
Accumulated deficit	(4,442,807)
Total Shareholders’ Deficit	(4,442,224)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$204,632,996

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

For the
Period from
March 8, 2021
(inception)
through
December 31, 2021

Formation and operating costs	$183,619
Loss from operation costs	(183,619)
Other income:
Interest earned on marketable securities held in Trust Account	1,924
Net Loss	$(181,695)

Weighted average shares outstanding of Class A ordinary share subject to redemption	2,550,320
Basic and diluted net loss per ordinary share subject to redemption	$(0.02)
Weighted average shares outstanding of Class B non-redeemable ordinary share	4,838,142
Basic and diluted net loss per ordinary share not subject to redemption	$(0.02)

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – March 8, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Ordinary Share to Sponsor	-	-	5,833,083	583	24,517	-	25,100
Fair value of public warrants issued	-	-	-	-	7,482,088	-	7,482,088
Offering costs allocated to public warrants	-	-	-	-	(349,831)	-	(349,831)
Private Placement Warrants	-	-	-	-	7,796,842	-	7,796,842
Fair value of representative shares	-	-	-	-	268,617	-	268,617
Accretion of Class A Ordinary Share subject to possible redemption	-	-	-	-	(15,222,233)	(4,261,112)	(19,483,345)
Net loss	-	-	-	-	-	(181,695)	(181,695)
Balance – December 31, 2021	-	$-	5,833,083	$583	$-	$(4,442,807)	$(4,442,224)

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

For the
Period from
March 8, 2021 (inception)
Through
December 31,
2021
Cash flows from operating activities:
Net loss	$(181,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(1,924)
Changes in operating assets and liabilities:
Prepaid insurance	(604,107)
Accounts payable and accrued expenses	76,474
Net cash used in operating activities	(711,252)

Cash flows from investing activities:
Investment of cash in Trust Account	(202,998,782)
Net cash used in investing activities	(202,998,782)

Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,100
Proceeds from sale of Units, net of underwriting discount paid	197,498,815
Proceeds from sale of Private units	7,796,842
Payment of offering costs	(582,540)
Proceeds from Promissory Note	338,038
Repayment of Promissory Note	(338,038)
Net cash provided by financing activities	204,738,217

Net change in cash	1,028,183
Cash at beginning of period	-
Cash at end of period	$1,028,183

Non-cash investing and financing activities:
Deferred underwriting fee payable	$5,999,964

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

InFinT Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on March 8, 2021. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in financial technology sections, generally headquartered in North America, Asia, Latin America, Europe and Israel, provided, however, that it has no intention of conducting its principal operations in, or acquiring any business that is based in, or which does business in, China or Hong Kong or which uses, or may use, a variable interest entity structure to conduct China-based operations.

At December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is InFinT Capital LLC, a United States based sponsor group (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2021. On November 23, 2021, the Company consummated its Initial Public Offering of 19,999,880 Units (the “Units” and, with respect to the Class A ordinary share included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $199,998,800, and incurring offering costs of $9,351,106 of which $5,999,964 was for deferred underwriting commissions (see Note 6). Each Unit consists of one Class A ordinary share of the Company and one-half of one warrant, where each whole warrant entitles the holder to purchase one Class A ordinary share. The Company granted the underwriter a 45-day option to purchase up to an additional 2,608,680 Units at the Initial Public Offering price to cover over-allotments, if any. Simultaneous with the close of the Initial Public Offering, the over-allotment option was exercised in full.

Simultaneously with the closing of the Offering, the Company consummated the private placement of an aggregate of 7,796,842 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7,796,842 (the “Private Placement”) (see Note 4).

Transaction costs amounted to $9,351,106, consisting of $2,499,985 of underwriting fees, $5,999,964 was for deferred underwriting commissions, $268,617 for the fair value of the representative shares and $582,540 of other offering costs.

Following the closing of the Initial Public Offering and the exercise of the over-allotment partially by the underwriter on November 23, 2021, an amount of $202,998,782 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants of $7,796,842 was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.

The Company has listed the Units on the New York Stock Exchange (“NYSE”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.15 (or, if both three-month extensions occur, $10.45) per Unit sold in the Initial Public Offering, including the proceeds of the sale of the private placement warrants, will be held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 (or, if both three-month extensions occur, $10.45) per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. These ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor has agreed (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 12 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete the initial Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a business combination, as described in more detail in this Annual Report), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete its initial business combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial business combination.

The Company will have until 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if it extends the period of time to consummate a business combination, as described in more detail in this Annual Report) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial business combination within the 12 month time period (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a business combination, as described in more detail in this Annual Report).

The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.15 (or, if both three-month extensions occur, $10.45) per share (whether or not the underwriter’s over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $1,028,183 of cash in its operating account and working capital of approximately $1,555,816.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $25,100 from the Sponsor to purchase the Founder Shares, and a loan of $400,000 pursuant to the Note issued to the Sponsor, which was repaid on December 7, 2021 (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.

Cash Held in Trust Account

As of December 31, 2021, the Company had $203,000,706 in cash held in the Trust Account.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs of $582,540 consist principally of costs incurred in connection with formation of the Company and preparation for the Initial Public Offering and fair value of representative shares of $268,617. These costs, together with the underwriter discount of $8,499,949 and fair value of the representation shares were charged to additional paid-in capital upon completion of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $202,998,782 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of December 31, 2021, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$199,998,800
Less:
Proceeds allocated to Public Warrants	(7,482,088)
Class A ordinary shares issuance costs	(9,351,106)
Plus:
Offering costs allocated to public warrants	349,831
Accretion of carrying value to initial redemption value	19,483,345
Class A ordinary shares subject to possible redemption	$202,998,782

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of, and for the period from March 8, 2021 (inception), through December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the period from March 8, 2021 (inception) to December 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(62,717)	$(118,978)
Denominator:
Basic and diluted weighted average common shares	2,550,320	4,838,142
Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting pronouncements

Except for the below, management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

NOTE 3. INITIAL PUBLIC OFFERING

On November 23, 2021, the Company consummated its Initial Public Offering of 19,999,880 Units at $10.00 per Unit, generating gross proceeds of $199,998,800, and incurring offering costs of approximately $9,351,106 which $2,499,985 was for underwriting fees, $5,999,964 was for deferred underwriting commissions, $268,617 for the fair value of the representative shares and $582,540 was for other offering costs.

Each Unit consists of one ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Offering, the Company consummated the private placement of an aggregate of 7,796,842 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7,796,842 (the “Private Placement”).

The proceeds from the sale of the Private Placement Warrants have been added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Warrants are identical to the warrants sold in the Initial Public Offering, except as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

At the end of December 31, 2021, the Company has issued an aggregate of 5,833,083 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,100 in cash. Our Sponsor transferred 99,999 founder shares to EF Hutton as representative shares (the representative shares are deemed to be underwriter’s compensation by FINRA pursuant to Rule 5110 of the FINRA Manual). The initial shareholders collectively own 22.58% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities).

The initial shareholders have agreed not to transfer, assign or sell any of the Class B ordinary share (except to certain permitted transferees) any of the Class B ordinary shares (or the Class A ordinary shares into which they be converted) until, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, or earlier, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary share for cash, securities or other property.

Promissory Note – Related Party

On April 20, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $400,000, to be used for payment of costs related to the Initial Public Offering. The note is interest bearing (0.01% annual rate) and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid upon completion of the Initial Public Offering out of the $696,875 of offering proceeds that has been allocated for the payment of offering expenses. The Company borrowed $338,038 (included interest) under the promissory note, and fully repaid the Note in full on December 10, 2021. There were no amounts outstanding at December 31, 2021 related to this note.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NYSE through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. During the period from March 8, 2021 (inception) through December 31, 2021, the Company incurred $10,000 in expenses for these services.

Related Party Loans and Costs

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

The Company will have until 12 months from the closing of the Initial Public Offering to consummate its initial business combination. However, if the Company anticipates that it may not be able to consummate the Company’s initial business combination within 12 months, the Company may, by resolution of the Company’s board if requested by its Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate its initial business combination, the initial shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $2,999,982 ($0.15 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $5,999,964, or approximately $0.30 per share. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the Company’s initial business combination. If the Company completes its initial business combination, the Company would repay such loaned amounts. In the event that the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the Company’s trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Furthermore, the letter agreement with the Company’s initial shareholders contains a provision pursuant to which its Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that the Company does not complete a business combination. In the event that the Company receives notice from its Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial business combination. If the Company chooses to extend the period of time to consummate a business combination as set forth herein, the shareholders will not have the ability to vote or redeem their shares in connection with either of the three-month extensions. However, if the Company seeks to complete a business combination during an extension period, investors will still be able to vote and redeem their shares in connection with that business combination. As of December 31, 2021, the Company has not borrowed any amounts from Working Capital Loans.

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Representative Shares

On November 23, 2021, the Company assigned 99,999 shares of Class B ordinary share to the representative for nominal consideration (the “Representative Shares”). The Company estimated the fair value of Representative Shares to be $268,617, which is 2.96% of total offering cost of $9,351,106. The Company recognized the estimated fair value as part of offering costs. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110I(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110I(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the insider shares, as well as the holders of the Private Placement Warrants (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriter (and/or its designees) may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on the effective date of the Initial Public Offering. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary share are to be released from escrow. The holders of a majority of the Private Placement Warrants (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriter (and/or its designees) may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriter and/or its designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriter and/or its designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.

Underwriting Agreement

The Company purchased the 2,608,680 units to cover over-allotments at the Initial Public Offering price.

The underwriter received a cash underwriting discount of: (i) one and one-quarter percent (1.25%) of the gross proceeds of the Initial Public Offering, or $2,499,985, (ii) one half of a percent (0.5%) in the form of representative shares. In addition, the underwriter is entitled to a deferred fee of three percent (3.00%) of the gross proceeds of the Initial Public Offering, or $5,999,964 upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Right of First Refusal

For a period beginning on the closing of the Initial Public Offering and ending 12 months from the closing of a business combination, the Company has granted EF Hutton a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(f)(2)I(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary share — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding the 19,999,880 shares subject to redemption).

Class B Ordinary share — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 5,833,083 Class B ordinary shares issued and outstanding. The Sponsor transferred 99,999 founder shares to EF Hutton as representative shares. Hence, as of December 31, 2021, 5,733,084 of Class B ordinary shares were held by the Sponsor and 99,999 of such shares were held by the representatives as representative shares. The initial shareholders own 22.58% of the issued and outstanding shares after the Initial Public Offering, assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. Class B ordinary share will automatically convert into Class A ordinary share at the time of the Company’s initial business combination on a one-for-one basis.

Warrants —The Public Warrants will become exercisable on the later of 30 days after the consummation of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary share pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary share issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration or such issuance is deemed to be exempt under the Securities Act and the securities laws of the state of residence of the registered holder of the warrants.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time after the warrants become exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if , and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A ordinary share issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A ordinary share at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary share or equity-linked securities in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary share during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants, as well as up to 1,500,000 warrants underlying additional Private Placement Warrants the Company issues to the Sponsor, officers, directors, initial Shareholders or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the warrants underlying the Units being offered in the Initial Public Offering. Pursuant to an agreement that the Company has entered into with the holders of the private placement warrants, the private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the Company’s initial business combination.

At December 31, 2021, there were 9,999,940 Public Warrants outstanding and 7,796,842 Private Warrants outstanding. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the audited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFINT ACQUISITION CORP

Dated: March 22, 2022	By:	/s/ Alexander Edgarov
Alexander Edgarov
Chief Executive Officer

Dated: March 22, 2022	By:	/s/ Sheldon Brickman
Sheldon Brickman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2022.

Signatures	Capacity in Which Signed

/s/ Eric Weinstein	Chairman of the Board
Eric Weinstein

/s/ Alexander Edgarov	Chief Executive Officer and Director
Alexander Edgarov	(Principal Executive Officer)

/s/ Sheldon Brickman	Chief Financial Officer
Sheldon Brickman	(Principal Financial Officer and Accounting Officer)

/s/ Michael Moradzadeh	Director
Michael Moradzadeh

/s/ Dave Cameron	Director
Dave Cameron

/s/ Jing Huang	Director
Jing Huang

/s/ Andrey Novikov	Director
Andrey Novikov

/s/ Kevin Chen	Director
Kevin Chen

73