Form 10-Q
period 2022-03-31
InFinT Acquisition Corp
filed 2022-05-16
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-41079

INFINT ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1602649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Broadway, Suite 401
New York, New York	10004
(Address of principal executive offices)	(Zip Code)

(212) 287-5010

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	IFIN.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	IFIN	The New York Stock Exchange
Redeemable warrants, exercisable for Class A ordinary shares at an exercise price of $11.50 per share	IFIN.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, there were 19,999,880 Class A ordinary shares, par value $0.0001 per share, and 5,833,083 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFINT ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INFINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$918,459	$1,028,183
Prepaid insurance	437,357	604,107
Total Current Assets	1,355,816	1,632,290

Cash and marketable securities held in trust account	203,021,148	203,000,706
TOTAL ASSETS	$204,376,964	$204,632,996

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$283,009	$76,474
Total current liabilities	283,009	76,474

Deferred underwriter fee payable	5,999,964	5,999,964
TOTAL LIABILITIES	6,282,973	6,076,438

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 19,999,880 shares at redemption value of $10.15 per share	202,998,782	202,998,782

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding the 19,999,880 shares subject to redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,833,083 issued and outstanding	583	583
Additional paid-in capital	-	-
Accumulated deficit	(4,905,374)	(4,442,807)
Total Shareholders’ Deficit	(4,904,791)	(4,442,224)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$204,376,964	$204,632,996

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

		For the Period from
		March 8,
	For the	2021
	Three Months	(Inception)
	Ended	to
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Formation and operating costs	$483,009	$29,055
Loss from operation costs	(483,009)	(29,055)
Other income:
Interest earned on marketable securities held in Trust Account	20,442	-
Net Loss	$(462,567)	$(29,055)

Weighted average shares outstanding of Class A ordinary share subject to redemption	19,999,880	-
Basic and diluted net loss per ordinary share subject to redemption	$(0.02)	$-
Weighted average shares outstanding of Class B non-redeemable ordinary share	5,833,083	-
Basic and diluted net loss per ordinary share not subject to redemption	$(0.02)	$-

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – March 8, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(29,055)	(29,055)
Balance – March 31, 2021 (unaudited)	-	$-	-	$-	$-	$(29,055)	$(29,055)

Balance – December 31, 2021 (audited)	-	$-	5,833,083	$583	$-	$(4,442,807)	$(4,442,224)
Net loss	-	-	-	-	-	(462,567)	(462,567)
Balance – March 31, 2022 (unaudited)	-	$-	5,833,083	$583	$-	$(4,905,374)	$(4,904,791)

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

		For the Period from
	For the	March 8, 2021
	Three Months	(Inception)
	Ended	to
	March 31,	March 31,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(462,567)	$(29,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(20,442)	-
Changes in operating assets and liabilities:
Prepaid insurance	166,750	-
Accrued expenses	206,535	29,055
Net cash used in operating activities	(109,724)	-

Net change in cash	(109,724)	-
Cash at beginning of period	1,028,183	-
Cash at end of period	$918,459	$-

Non-cash investing and financing activities:
Deferred underwriting fee payable	$5,999,964	$-
Deferred offering costs paid by Promissory Note- related party	$-	$50,000
Accrued deferred offering costs	$-	$24,995

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

At March 31,2022, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s Sponsor is InFinT Capital LLC, a United States based sponsor group. The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2021. On November 23, 2021, the Company consummated its Initial Public Offering of 19,999,880 Units (the “Units” and, with respect to the Class A ordinary share included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $199,998,800, and incurring offering costs of $9,351,106 of which $5,999,964 was for deferred underwriting commissions (see Note 6). Each Unit consists of one Class A ordinary share of the Company and one-half of one warrant, where each whole warrant entitles the holder to purchase one Class A ordinary share. The Company granted the underwriter a 45-day option to purchase up to an additional 2,608,680 Units at the Initial Public Offering price to cover over-allotments, if any. Simultaneous with the close of the Initial Public Offering, the over-allotment option was exercised in full.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 7,796,842 warrants (the “Private Placement Warrants”) to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7,796,842 (the “Private Placement”) (see Note 4).

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company has listed the Units on the New York Stock Exchange (“NYSE”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.15 (or, if both three-month extensions occur, $10.45) per Unit sold in the Initial Public Offering, including the proceeds of the sale of the Private Placement Warrants, will be held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Sponsor has agreed (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination), although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Company will have until 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if it extends the period of time to consummate a Business Combination) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the 12 month time period (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combinationd).

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.15 (or, if both three-month extensions occur, $10.45) per share (whether or not the underwriter’s over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $918,459 of cash in its operating account and working capital of approximately $1,072,807.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $25,100 from the Sponsor to purchase the founder shares, and a loan of $400,000 pursuant to the unsecured promissory note (the “Note”) issued to the Sponsor, which was repaid on December 7, 2021 (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, the $918,459 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the Combination Period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Cash Held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company had $203,021,148 and $203,000,706 in cash held in the Trust Account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, the Class A ordinary shares subject to possible redemption in the amount of $202,998,782 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022, and for the period from March 8, 2021 (inception), through March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(358,119)	$(104,448)
Denominator:
Basic and diluted weighted average ordinary shares	19,999,880	5,833,083
Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 and there was no impact to the Company’s financial position, results of operations or cash flows as a result of this adoption.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 7,796,842 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7,796,842.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

At March 31, 2022 and December 31, 2021, the Company has issued an aggregate of 5,833,083 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,100 in cash. Our Sponsor transferred 69,999 Class B ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as representative shares (the representative shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual). The initial shareholders collectively own 22.58% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Warrants and underlying securities).

The initial shareholders have agreed not to transfer, assign or sell any of the Class B ordinary shares (except to certain permitted transferees) any of the Class B ordinary shares (or the Class A ordinary shares into which they be converted) until, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, or earlier, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary share for cash, securities or other property.

Promissory Note – Related Party

On April 20, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $400,000, to be used for payment of costs related to the Initial Public Offering. The Note is interest bearing (0.01% annual rate) and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. These amounts were to be repaid upon completion of the Initial Public Offering out of the $696,875 of offering proceeds that has been allocated for the payment of offering expenses. The Company borrowed $338,038 (included interest) under the promissory note, and fully repaid the Note in full on December 10, 2021. As of March 31, 2022 and December 31, 2021, there was no outstanding balance under the Note.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NYSE through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the three months ended March 31, 2022, the Company incurred $30,000 in expenses for these services. In addition, the Company reimbursed an affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $21,460.

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

The Company will have until 12 months from the closing of the Initial Public Offering to consummate its initial Business Combination. However, if the Company anticipates that it may not be able to consummate the Company’s initial Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by its Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate its initial Business Combination, the initial shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension, $2,999,982 ($0.15 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $5,999,964, or approximately $0.30 per share. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes its initial Business Combination, the Company would repay such loaned amounts. In the event that the Company’s initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Furthermore, the letter agreement with the Company’s initial shareholders contains a provision pursuant to which its Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. In the event that the Company receives notice from its Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company chooses to extend the period of time to consummate a Business Combination as set forth herein, the shareholders will not have the ability to vote or redeem their shares in connection with either of the three-month extensions. However, if the Company seeks to complete a Business Combination during an extension period, investors will still be able to vote and redeem their shares in connection with that Business Combination. As of March 31, 2022 and December 31, 2021, the Company has not borrowed any amounts from Working Capital Loans.

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Representative Shares

On November 23, 2021, the Company assigned 99,999 Class B ordinary shares to the representative for nominal consideration (the “Representative Shares”). The Company estimated the fair value of Representative Shares to be $268,617, which is 2.96% of total offering cost of $9,351,106. The Company recognized the estimated fair value as part of offering costs. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary share — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding the 19,999,880 shares subject to redemption).

Class B Ordinary share — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,833,083 Class B ordinary shares issued and outstanding. The Sponsor transferred 69,999 founder shares to EF Hutton and 30,000 founder shares to JonesTrading as Representative Shares. Hence, as of March 31, 2022 and December 31, 2021, 5,733,084 of Class B ordinary shares were held by the Sponsor and 99,999 of such shares were held by the representatives as representative shares. The initial shareholders own 22.58% of the issued and outstanding shares after the Initial Public Offering, assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination on a one-for-one basis.

Warrants —The Public Warrants will become exercisable on the later of 30 days after the consummation of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrants exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration or such issuance is deemed to be exempt under the Securities Act and the securities laws of the state of residence of the registered holder of the warrants.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time after the warrants become exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

At March 31, 2022 and December 31, 2021, there were 9,999,940 Public Warrants outstanding and 7,796,842 Private Placement Warrants outstanding. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Results of Operations

Our only activities through March 31, 2022 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $462,567, which consisted of operating costs of $483,009, offset by interest earned on marketable securities held in the Trust Account of $20,442.

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

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 7,032,580 warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $7,032,580, to the Company’s Sponsor, InFinT Capital LLC. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering.

On November 23, 2021, the Company consummated the sale of an additional 764,262 Private Placement Warrants in connection with the underwriter’s exercise of its over-allotment option to purchase an additional 2,608,680 Units for gross proceeds of $26,086,800. The Private Placement Warrants were sold at $1.00 per warrant, generating additional gross proceeds of $764,262. Following the closing of the over-allotment option, the Company generated total gross proceeds of $207,795,642 from the Initial Public Offering and the Private Placement, of which the Company raised $199,998,800 in the Initial Public Offering, $7,796,842 in the Private Placement and of which $202,998,782 was placed in the Trust Account established in connection with the Initial Public Offering.

For the three months ended March 31, 2022, cash used in operating activities was $(109,724). Net loss of $462,567 was offset by interest earned on marketable securities held in the Trust Account of $20,442. Changes in operating assets and liabilities used $373,285 of cash for operating activities.

At March 31, 2022, we had cash and marketable securities held in the Trust Account of $203,021,148 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Through March 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

At March 31, 2022, we have available to us $918,459 of cash on our operating account and working capital of $1,072,807. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

We will have until 12 months from the closing of the Initial Public Offering to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination within 12 months, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial Business Combination, our initial shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension, $2,999,982 ($0.15 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $5,999,964, or approximately $0.30 per share. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial Business Combination. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that we do not complete a Business Combination. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. If we choose to extend the period of time to consummate a Business Combination as set forth herein, you will not have the ability to vote or redeem your shares in connection with either of the three-month extensions. However, if we seek to complete a Business Combination during an extension period, investors will still be able to vote and redeem their shares in connection with that Business Bombination. As of March 31, 2022, the Company has not borrowed any amount from Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the $918,459 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the combination period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, the Class A ordinary shares subject to possible redemption in the amount of $202,998,782 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the quarterly period ended March 31, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of the quarterly period ended March 31, 2022, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the following amended and restated risk factor:

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At the end of December 31, 2021, the Company has issued an aggregate of 5,833,083 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,100 in cash. Our Sponsor transferred 99,999 founder shares to EF Hutton as representative shares.

On November 23, 2021, the Company consummated its Initial Public Offering of 19,999,880 Units, at $10.00 per Unit, generating gross proceeds of $199,998,800, and incurring offering costs of $9,351,106 of which $5,999,964 was for deferred underwriting commissions. Each Unit consists of one Class A ordinary share of the Company and one-half of one warrant, where each whole warrant entitles the holder to purchase one Class A ordinary share. The Company granted the underwriter a 45-day option to purchase up to an additional 2,608,680 Units at the Initial Public Offering price to cover over-allotments, if any. Simultaneous with the close of the Initial Public Offering, the over-allotment option was exercised in full.

Simultaneously with the closing of the Offering, the Company consummated the Private Placement of an aggregate of 7,796,842 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7,796,842.

Transaction costs amounted to $9,351,106, consisting of $2,499,985 of underwriting fees, $5,999,964 was for deferred underwriting commissions, $268,617 for the fair value of the representative shares and $582,540 of other offering costs.

Following the closing of the Initial Public Offering and the exercise of the over-allotment partially by the underwriter on November 23, 2021, an amount of $202,998,782 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants of $7,796,842 was placed in the Trust Account, located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.

The Company has listed the Units on the NYSE. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101..INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINT ACQUISITION CORPORATION

Date: May 16, 2022	By:	/s/ Alexander Edgarov
	Name:	Alexander Edgarov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Sheldon Brickman
	Name:	Sheldon Brickman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

