Form 10-Q
period 2022-06-30
InFinT Acquisition Corp
filed 2022-08-09
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, there were 19,999,880 Class A ordinary shares, par value $0.0001 per share, and 5,833,083 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFINT ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

INFINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$776,483	$1,028,183
Prepaid expenses	274,992	604,107
Total Current Assets	1,051,475	1,632,290

Cash and marketable securities held in trust account	203,295,267	203,000,706
TOTAL ASSETS	$204,346,742	$204,632,996

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,236,286	$76,474
Total current liabilities	1,236,286	76,474

Deferred underwriter fee payable	5,999,964	5,999,964
TOTAL LIABILITIES	7,236,250	6,076,438

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 19,999,880 shares at redemption value	203,295,267	202,998,782

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding the 19,999,880 shares subject to redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,833,083 issued and outstanding	583	583
Additional paid-in capital	-	-
Accumulated deficit	(6,185,358)	(4,442,807)
Total Shareholders’ Deficit	(6,184,775)	(4,442,224)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$204,346,742	$204,632,996

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

				For the Period from
				March 8,
	For the		For the	2021
	Three Months		Six Months	(Inception)
	Ended		Ended	to
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Formation and operating costs	$1,257,618	$205	$1,740,627	$29,260
Loss from operation costs	(1,257,618)	(205)	(1,740,627)	(29,260)
Other income:
Interest earned on marketable securities held in Trust Account	274,119	-	294,561	-
Net Loss	$(983,499)	$(205)	$(1,446,066)	$(29,260)

Weighted average shares outstanding of Class A ordinary share subject to redemption	19,999,880	-	19,999,880	-
Basic and diluted net loss per ordinary share subject to redemption	$(0.04)	$-	$(0.06)	$-
Weighted average shares outstanding of Class B non-redeemable ordinary share(1)	5,833,083	5,072,246	5,833,083	5,072,246
Basic and diluted net loss per ordinary share not subject to redemption	$(0.04)	$-	$(0.06)	$(0.01)

(1)	On June 30, 2021, an aggregate of 5,072,246 founder shares (excluded 760,837 Class B ordinary shares subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full or in part) issued and outstanding. Effective on November 18, 2021, the Subscription Agreement was amended and restated to reflect an additional issuance to Sponsor of 801,833 Founder Share by virtue of the upsize of the offering. Hence, an aggregate of 5,833,083 founder shares of Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the upsize of the offering.

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	$-	5,833,083	$583	$-	$(4,442,807)	$(4,442,224)
Net loss	-	-	-	-	-	(462,567)	(462,567)
Balance – March 31, 2022 (unaudited)	-	$-	5,833,083	$583	$-	$(4,905,374)	$(4,904,791)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(296,485)	(296,485)
Net loss	-	-	-	-	-	(983,499)	(983,499)
Balance – June 30, 2022 (unaudited)	-	$-	5,833,083	$583	$-	$(6,185,358)	$(6,184,775)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM MARCH 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 8, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(29,055)	(29,055)
Balance – March 31, 2021 (unaudited)	-	$-	-	$-	$-	$(29,055)	$(29,055)
Issuance of Class B ordinary shares to Sponsor(1)	-		5,833,083	583	24,517	-	25,100
Net loss	-	-	-	-	-	(205)	(205)
Balance – June 30, 2021 (unaudited)	-	$-	5,833,083	$583	$24,517	$(29,260)	$(4,160)

(1)	Effective on November 18, 2021, the Subscription Agreement was amended and restated to reflect an additional issuance to Sponsor of 801,833 Founder Share by virtue of the upsize of the offering. Hence, an aggregate of 5,833,083 founder shares of Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the upsize of the offering.

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

		For the Period from
	For the	March 8, 2021
	Six Months	(Inception)
	Ended	to
	June 30,	June 30,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,446,066)	$(29,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(294,561)	-
Interest due to Sponsor on Promissory note	-	11
Changes in operating assets and liabilities:
Prepaid insurance	329,115	-
Accrued expenses	1,159,812	29,055
Net cash used in operating activities	(251,700)	(194)

Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Net cash provided by financing activities	-	25,000

Net change in cash	(251,700)	24,806
Cash at beginning of period	1,028,183	-
Cash at end of period	$776,483	$24,806

Non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$296,485	$-
Deferred offering costs paid by Promissory Note- related party	$-	$163,872
Accrued deferred offering costs	$-	$25,095

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

At June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is InFinT Capital LLC, a United States based sponsor group (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2021. On November 23, 2021, the Company consummated its Initial Public Offering of 19,999,880 Units (the “Units” and, with respect to the Class A ordinary share included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $199,998,800, and incurring offering costs of $9,351,106 of which $5,999,964 was for deferred underwriting commissions (see Note 6). Each Unit consists of one Class A ordinary share of the Company and one-half of one redeemable warrant, where each whole warrant entitles the holder to purchase one Class A ordinary share. The Company granted the underwriter a 45-day option to purchase up to an additional 2,608,680 Units at the Initial Public Offering price to cover over-allotments, if any. Simultaneous with the close of the Initial Public Offering, the over-allotment option was exercised in full.

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

The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.15).

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had approximately $776,483 of cash in its operating account and working capital deficit of approximately $184,811.

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

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, the $776,483 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the combination period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2022, and December 31, 2021, the Company had $203,295,267 and $203,000,706 in cash and marketable securities held in the Trust Account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, the Class A ordinary shares subject to possible redemption in the amount of $203,295,267 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company’s redeemable ordinary shares is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to value immediately as they occur. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

The amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$199,998,800
Less:
Proceeds allocated to Public Warrants	(7,482,088)
Class A ordinary shares issuance costs	(9,351,106)
Plus:
Offering costs allocated to public warrants	349,831
Accretion of carrying value to initial redemption value	19,483,345
Class A ordinary shares subject to possible redemption at December 31, 2021	$202,998,782
Accretion of carrying value to initial redemption value	296,485
Class A ordinary shares subject to possible redemption at June 30, 2022	$203,295,267

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021, and for the three months ended June 30, 2022, and for the period from March 8, 2021 (inception), through June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Class A	Class B	Class A	Class B
	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(761,425)	$(222,074)	$(1,119,544)	$(326,522)
Denominator:
Basic and diluted weighted average common shares	19,999,880	5,833,083	19,999,880	5,833,083
Basic and diluted net loss per ordinary share	$(0.04)	$(0.04)	$(0.06)	$(0.06)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 and there was no impact to the Company’s financial position, results of operations or cash flows as a result of this adoption.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

At June 30, 2022 and December 31, 2021, the Company has issued an aggregate of 5,833,083 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,100 in cash. Our Sponsor transferred 69,999 Class B ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as representative shares (the representative shares are deemed to be underwriter’s compensation by FINRA pursuant to Rule 5110 of the FINRA Manual). The initial shareholders collectively own 22.58% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities).

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

Promissory Note – Related Party

On April 20, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $400,000, to be used for payment of costs related to the Initial Public Offering. The note is interest bearing (0.01% annual rate) and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid upon completion of the Initial Public Offering out of the $696,875 of offering proceeds that has been allocated for the payment of offering expenses. The Company borrowed $338,038 (included interest) under the promissory note, and fully repaid the Note in full on December 10, 2021. As of June 30, 2022 and December 31, 2021, there was no outstanding balance under the Promissory Note.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NYSE through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the six months ended June 30, 2022, the Company incurred $60,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $76,823. For the three months ended June 30, 2022, the Company incurred $30,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $55,363. For the three months ended June 30, 2021 and for the period from March 8, 2021 (inception) through June 30, 2021, the Company incurred none in expenses for these services.

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

The Company will have until 12 months from the closing of the Initial Public Offering to consummate its initial business combination. However, if the Company anticipates that it may not be able to consummate the Company’s initial business combination within 12 months, the Company may, by resolution of the Company’s board if requested by its Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate its initial business combination, the initial shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $2,999,982 ($0.15 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $5,999,964, or approximately $0.30 per share. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the Company’s initial business combination. If the Company completes its initial business combination, the Company would repay such loaned amounts. In the event that the Company’s initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the Company’s trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Furthermore, the letter agreement with the Company’s initial shareholders contains a provision pursuant to which its Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that the Company does not complete a business combination. In the event that the Company receives notice from its Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial business combination. If the Company chooses to extend the period of time to consummate a business combination as set forth herein, the shareholders will not have the ability to vote or redeem their shares in connection with either of the three-month extensions. However, if the Company seeks to complete a business combination during an extension period, investors will still be able to vote and redeem their shares in connection with that business combination. As of June 30, 2022 and December 31, 2021, the Company has not borrowed any amounts from Working Capital Loans.

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Representative Shares

On November 23, 2021, the Company assigned 99,999 shares of Class B ordinary share to the representative for nominal consideration (the “Representative Shares”). The Company estimated the fair value of Representative Shares to be $268,617, which is 2.87% of total offering cost of $9,351,106. The Company recognized the estimated fair value as part of offering costs. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary share — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding the 19,999,880 shares subject to redemption).

Class B Ordinary share — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,833,083 Class B ordinary shares issued and outstanding. The Sponsor transferred 69,999 Class B Ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as representative shares. Hence, as of June 30, 2022 and December 31, 2021, 5,733,084 of Class B ordinary shares were held by the Sponsor and 99,999 of such shares were held by the representatives as representative shares. The initial shareholders own 22.58% of the issued and outstanding shares after the Initial Public Offering, assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. Class B ordinary share will automatically convert into Class A ordinary share at the time of the Company’s initial business combination on a one-for-one basis.

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

At June 30, 2022 and December 31, 2021, there were 9,999,940 Public Warrants outstanding and 7,796,842 Private Warrants outstanding. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

Proposed Business Combination

Business Combination Agreement

On August 3, 2022, the Company, entered into a Business Combination Agreement with FINTECH Merger Sub Corp., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company (“Merger Sub”), and Seamless Group Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Seamless”) (as may be amended and restated from time to time, the “Business Combination Agreement”). If the Business Combination Agreement is approved by INFINT’s shareholders (and the other closing conditions are satisfied or waived in accordance with the Business Combination Agreement), and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into Seamless (the “Merger”), with Seamless surviving the Merger as a wholly owned subsidiary of INFINT (such transactions are referred to collectively as the “Proposed Transactions”). Under the Business Combination Agreement, holders of Seamless’ shares (“Seamless Shareholders”) are expected to receive $400,000,000 (“Seamless Value”) in aggregate consideration in the form of ordinary shares of the Company, par value $0.0001 per share equal to the quotient obtained by dividing (i) the Seamless Value by (ii) $10.00. The Proposed Transactions are expected to close in the first quarter of 2023.

Shareholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Seamless Shareholders and Seamless entered into the Shareholder Support Agreement, pursuant to which, among other things, such Seamless Shareholders party thereto agreed to (a) vote their Seamless shares in support and favor of the Business Combination Agreement, the Proposed Transactions and all other matters or resolutions that could reasonably be expected to facilitate the Proposed Transactions, (b) waive any dissenters’ rights in connection with the Proposed Transactions, (c) not transfer their respective Seamless shares and (d) terminate the Seamless’ shareholders’ agreement at or prior to closing.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Sponsor, the Company and Seamless had entered into the Sponsor Support Agreement, pursuant to which, among other things, Sponsor agreed to (a) vote at the Company’s shareholder meeting in favor of the Business Combination Agreement and the Proposed Transactions, (b) abstain from redeeming any Sponsor founder shares in connection with the Proposed Transactions, and (c) waive certain anti-dilution provisions contained in the Company’s Memorandum and Articles of Association.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Our only activities through June 30, 2022 were organizational activities, those necessary to consummate the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net loss of $983,499, which consisted of operating costs of $1,257,618, offset by interest earned on marketable securities held in the Trust Account of $274,119.

For the six months ended June 30, 2022, we had net loss of $1,446,066, which consisted of operating costs of $1,740,627, offset by interest earned on marketable securities held in the Trust Account of $294,561.

For the three months ended June 30, 2021, we had net loss of $205, which consisted of interest due to Sponsor on Promissory Note of $11 and other operating costs of $194.

For the period from March 8, 2021 (inception) through June 30, 2021, we had net loss of $29,260, which consisted of operating costs of $29,260.

Liquidity and Capital Resources

On November 23, 2021, the Company consummated its initial public offering of 17,391,200 of its units. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant, with each whole Warrant entitling the holder to purchase one Ordinary Share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $173,912,000.

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

For the six months ended June 30, 2022, cash used in operating activities was $(251,700). Net loss of $1,446,066 was offset by interest earned on marketable securities held in the Trust Account of $294,561. Changes in operating assets and liabilities used $1,488,927 of cash for operating activities.

For the period from March 8, 2021 (inception) through June 30, 2021, cash used in operating activities was $(194). Net loss of $29,260 was offset by interest due to Sponsor on Promissory Note of $11. Changes in operating assets and liabilities used $29,055 of cash for operating activities.

At June 30, 2022, we had marketable securities held in the Trust Account of $203,295,267 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Through June 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

At June 30, 2022, we have available to us $776,483 of cash on our operating account and working capital deficit of $184,811. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our trust account are unavailable to fund operating expenses.

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

We will have until 12 months from the closing of the IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our initial shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $2,999,982 ($0.15 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $5,999,964, or approximately $0.30 per share. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Furthermore, the letter agreement with our initial Shareholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we choose to extend the period of time to consummate a business combination as set forth herein, you will not have the ability to vote or redeem your shares in connection with either of the three-month extensions. However, if we seek to complete a business combination during an extension period, investors will still be able to vote and redeem their shares in connection with that business combination. As of June 30, 2022, the Company has not borrowed any amount from Working Capital Loans.

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. However, the $776,483 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the combination period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements.

Our only activities through June 30, 2022 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, the Class A ordinary shares subject to possible redemption in the amount of $203,295,267 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and is re-evaluated as of each subsequent quarterly period end date while the warrants are outstanding. The Company concluded that the warrants should be classified as equity.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the quarterly period ended June 30, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of the quarterly period ended June 30, 2022, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission (the “Commission”) rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022 (the “Annual Report”), and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 16, 2022 (the “2022 Q1 Report). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and the 2022 Q1 Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At the end of December 31, 2021, the Company has issued an aggregate of 5,833,083 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,100 in cash. Our Sponsor transferred 69,999 Class B ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as representative shares.

On November 23, 2021, the Company consummated its Initial Public Offering of 19,999,880 Units, at $10.00 per Unit, generating gross proceeds of $199,998,800, and incurring offering costs of $9,351,106 of which $5,999,964 was for deferred underwriting commissions. Each Unit consists of one Class A ordinary share of the Company and one-half of one redeemable warrant, where each whole warrant entitles the holder to purchase one Class A ordinary share. The Company granted the underwriter a 45-day option to purchase up to an additional 2,608,680 Units at the Initial Public Offering price to cover over-allotments, if any. Simultaneous with the close of the Initial Public Offering, the over-allotment option was exercised in full.

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

INFINT ACQUISITION CORPORATION

Date: August 9, 2022	By:	/s/ Alexander Edgarov
	Name:	Alexander Edgarov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Sheldon Brickman
	Name:	Sheldon Brickman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

