Form 10-Q
period 2022-09-30
InFinT Acquisition Corp
filed 2022-11-09
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, there were 19,999,880 Class A ordinary shares, par value $0.0001 per share, and 5,833,083 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFINT ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Item 1. Financial Statements

INFINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$551,858	$1,028,183
Prepaid expenses	106,715	604,107
Total Current Assets	658,573	1,632,290

Cash and marketable securities held in trust account	204,211,529	203,000,706
TOTAL ASSETS	$204,870,102	$204,632,996

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,914,948	$76,474
Due to related parties	46,867	-
Total current liabilities	1,961,815	76,474

Deferred underwriter fee payable	5,999,964	5,999,964
TOTAL LIABILITIES	7,961,779	6,076,438

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 19,999,880 shares at redemption value	204,211,529	202,998,782

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding the 19,999,880 shares subject to redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,833,083 issued and outstanding	583	583
Additional paid-in capital	-	-
Accumulated deficit	(7,303,789)	(4,442,807)
Total Shareholders’ Deficit	(7,303,206)	(4,442,224)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$204,870,102	$204,632,996

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine months Ended September 30,	For the Period from March 8, 2021 (Inception) to September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Formation and operating costs	$1,118,431	$583	$2,859,058	$29,843
Loss from operation costs	(1,118,431)	(583)	(2,859,058)	(29,843)
Other income:
Interest earned on marketable securities held in Trust Account	916,262	-	1,210,823	-
Net Loss	$(202,169)	$(583)	$(1,648,235)	$(29,843)

Weighted average shares outstanding of Class A ordinary share subject to redemption	19,999,880	-	19,999,880	-
Basic and diluted net loss per ordinary share subject to redemption	$(0.01)	$-	$(0.06)	$-
Weighted average shares outstanding of Class B non-redeemable ordinary share(1)	5,833,083	5,072,246	5,833,083	5,072,246
Basic and diluted net loss per ordinary share not subject to redemption	$(0.01)	$-	$(0.06)	$(0.01)

(1)	On September 30, 2021, an aggregate of 5,072,246 founder shares (excluded 760,837 Class B ordinary shares subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full or in part) issued and outstanding. Effective on November 18, 2021, the Subscription Agreement was amended and restated to reflect an additional issuance to Sponsor (as defined below) of 801,833 Founder Share by virtue of the upsize of the offering. Hence, an aggregate of 5,833,083 founder shares of Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the upsize of the offering.

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	$-	5,833,083	$583	$-	$(4,442,807)	$(4,442,224)
Net loss	-	-	-	-	-	(462,567)	(462,567)
Balance – March 31, 2022 (unaudited)	-	$-	5,833,083	$583	$-	$(4,905,374)	$(4,904,791)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(296,485)	(296,485)
Net loss	-	-	-	-	-	(983,499)	(983,499)
Balance – June 30, 2022 (unaudited)	-	$-	5,833,083	$583	$-	$(6,185,358)	$(6,184,775)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(916,262)	(916,262)
Net loss	-	-	-	-	-	(202,169)	(202,169)
Balance – September 30, 2022 (unaudited)	-	$-	5,833,083	$583	$-	$(7,303,789)	$(7,303,206)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM MARCH 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 8, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(29,055)	(29,055)
Balance – March 31, 2021 (unaudited)	-	$-	-	$-	$-	$(29,055)	$(29,055)
Issuance of Class B ordinary shares to Sponsor(1)	-		5,833,083	583	24,517	-	25,100
Net loss	-	-	-	-	-	(205)	(205)
Balance – June 30, 2021 (unaudited)	-	$-	-	$-	$-	$(29,260)	$(4,160)
Net loss	-	-	-	-	-	(583)	(583)
Balance – September 30, 2021 (unaudited)	-	$-	5,833,083	$583	$24,517	$(29,843)	$(4,743)

(1)	Effective on November 18, 2021, the Subscription Agreement was amended and restated to reflect an additional issuance to Sponsor of 801,833 Founder Share by virtue of the upsize of the offering. Hence, an aggregate of 5,833,083 founder shares of Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the upsize of the offering.

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

	For the	For the Period from
	Nine months	March 8, 2021
	Ended	(Inception) to
	September 30,	September 30,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,648,235)	$(29,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(1,210,823)	-
Interest due to Sponsor on Promissory Note (as defined below)	-	10
Changes in operating assets and liabilities:
Prepaid insurance	497,392	-
Operating expenses paid by the Sponsor	-	25,000
Accrued expenses	1,838,474	4,055
Net cash used in operating activities	(523,192)	(778)

Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Due to related parties	46,867	-
Net cash provided by financing activities	46,867	25,000

Net change in cash	(476,325)	24,222
Cash at beginning of period	1,028,183	-
Cash at end of period	$551,858	$24,222

Non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$1,212,747	$-
Deferred offering costs paid by Promissory Note- related party	$-	$163,872
Accrued deferred offering costs	$-	$25,095

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

At September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company has listed the Units on the New York Stock Exchange (“NYSE”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the private placement units (“Placement Units”), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.15 (or, if both three-month sponsor deposit extensions occur, $10.45) per Unit sold in the Initial Public Offering, including the proceeds of the sale of the Private Placement Warrants, will be held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 (or, if both three-month sponsor deposit extensions occur, $10.45) per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. These ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The Sponsor has agreed (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete the initial Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination, as described in more detail in this Quarterly Report), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Company will have until 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if it extends the period of time to consummate a Business Combination, as described in more detail in this Quarterly Report) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the 12 month time period (or up to 18 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination, as described in more detail in this Quarterly Report).

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.15 (or, if both three-month sponsor deposit extensions occur, $10.45) per share (whether or not the underwriter’s over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On August 3, 2022, the Company entered into a Business Combination Agreement with FINTECH Merger Sub Corp., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company (“Merger Sub”), and Seamless Group Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Seamless”) (as may be amended and restated from time to time, the “Business Combination Agreement”). The Business Combination Agreement was unanimously approved by the Company’s board of directors. If the Business Combination Agreement is approved by the Company’s shareholders (and the other closing conditions are satisfied or waived in accordance with the Business Combination Agreement), and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into Seamless (the “Merger”), with Seamless surviving the Merger as a wholly owned subsidiary of the Company (Seamless, as the surviving entity of the Merger, is referred to herein as “New Seamless” and such transactions are referred to collectively as the “Proposed Transactions”).

Under the Business Combination Agreement, holders of Seamless’ shares (“Seamless Shareholders”) are expected to receive $400,000,000 in aggregate consideration in the form of INFINT ordinary shares, par value $0.0001 per share (“New INFINT Ordinary Shares”), equal to the quotient obtained by dividing (i) the $400,00,000 divided by (b) $10.00.

At the effective time, by virtue of the Merger:

●	all shares of Seamless issued and outstanding immediately prior to the effective time will be cancelled and converted into the right to receive, in accordance with the terms of the Business Combination Agreement and the Payment Spreadsheet (as defined in the Business Combination Agreement), the number of New INFINT Ordinary Shares set forth in the Payment Spreadsheet;

●	Seamless options that are outstanding immediately prior to the effective time, whether vested or unvested, will be converted into options to purchase New INFINT Ordinary Shares (such options, the “Exchanged Options”) in accordance with the terms of the Company Equity Plan (as defined in the Business Combination Agreement), the Business Combination Agreement and the Payment Spreadsheet. Following the effective time, the Exchanged Options will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Seamless option(s) immediately prior to the effective time.

●	the Seamless restricted stock unit awards (“RSUs”) that are outstanding immediately prior to the effective time will be converted into restricted stock unit awards to purchase New INFINT Ordinary Shares (such restricted stock unit awards, the “Exchanged RSUs”) in accordance with the terms of the Company Equity Plan, the Business Combination Agreement and the Payment Spreadsheet. Following the effective time, the Exchanged RSUs will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Seamless RSUs immediately prior to the effective time.

Proxy Statement/Prospectus and INFINT Shareholder Meeting

The Company and Seamless have prepared and filed with the SEC a Registration Statement on Form S-4 on September 30, 2022, which included a proxy statement/prospectus that will be used as a proxy statement to be used in connection with the special meeting of the Company’s shareholders to be held to consider approval and adoption of (i) the Business Combination Agreement and the transactions contemplated therein (“INFINT Shareholder Meeting”), (ii) the issuance of New INFINT Ordinary Shares as contemplated by the Business Combination Agreement, (iii) the Company’s Second Amended and Restated Memorandum and Articles and (iv) any other proposals the parties deem necessary or desirable to effectuate the transactions contemplated by the Business Combination Agreement.

In connection with entering into the Business Combination Agreement, the Company has also entered into the Sponsor Support Agreement and the Shareholder Support Agreement. See Note 5 below. The Business Combination Agreement contains customary representations and warranties, covenants and closing conditions, including, but not limited to, approval by the Company’s shareholders of the Business Combination Agreement and the Proposed Transaction. The terms of the Business Combination Agreement and other related ancillary agreements entered into or to be entered into in connection with the closing of the Proposed Transaction, including those briefly described below, are summarized in more detail in the Company’s Form 8-K filed with the SEC on August 9, 2022.

Going Concern, Liquidity and Capital Resources

As of September 30, 2022, the Company had approximately $551,858 of cash in its operating account and working capital deficit of approximately $1,303,242.

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

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, the $551,858 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements.

On August 3, 2022, the Company entered into a Business Combination Agreement with Seamless, as discussed above. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 23, 2022. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2022, and December 31, 2021, the Company had $204,211,529 and $203,000,706 in cash and marketable securities held in the Trust Account.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs of $582,540 consist principally of costs incurred in connection with formation of the Company and preparation for the Initial Public Offering and fair value of Representative Shares of $268,617. These costs, together with the underwriter discount of $8,499,949 and fair value of the representation shares were charged to additional paid-in capital upon completion of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, the Class A ordinary shares subject to possible redemption in the amount of $204,211,529 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The amounts of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$199,998,800
Less:
Proceeds allocated to Public Warrants (as defined below)	(7,482,088)
Class A ordinary shares issuance costs	(9,351,106)
Plus:
Offering costs allocated to Public Warrants (as defined below)	349,831
Accretion of carrying value to initial redemption value	19,483,345
Class A ordinary shares subject to possible redemption at December 31, 2021	$202,998,782
Accretion of carrying value to initial redemption value	1,212,747
Class A ordinary shares subject to possible redemption at September 30, 2022	$204,211,529

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment.

Income taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021, and for the three months ended September 30, 2022, and for the period from March 8, 2021 (inception), through September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the three months ended September 30, 2022		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(156,519)	$(45,650)	$(1,276,064)	$(372,171)
Denominator:
Basic and diluted weighted average common shares	19,999,880	5,833,083	19,999,880	5,833,083
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.06)	$(0.06)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 and there was no impact to the Company’s financial position, results of operations or cash flows as a result of this adoption.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

At September 30, 2022 and December 31, 2021, the Company issued an aggregate of 5,833,083 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,100 in cash. Our Sponsor transferred 69,999 Class B ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as Representative Shares (the Representative Shares are deemed to be underwriter’s compensation by the Financial Industry Regulatory Authority (“FINRA”) pursuant to Rule 5110 of the FINRA Manual). The initial shareholders collectively own 22.58% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities).

The initial shareholders have agreed not to transfer, assign or sell any of the Class B ordinary share (except to certain permitted transferees) or any of the Class B ordinary shares (or the Class A ordinary shares into which they be converted) until, the earlier of (i) nine months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20-trading days within any 30-trading day period commencing after a Business Combination, or earlier, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary share for cash, securities or other property.

Promissory Note – Related Party

On April 20, 2021, the Sponsor issued an unsecured promissory note (“the Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $400,000, to be used for payment of costs related to the Initial Public Offering. The note is interest bearing (0.01% annual rate) and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid upon completion of the Initial Public Offering out of the $696,875 of offering proceeds that has been allocated for the payment of offering expenses. The Company borrowed $338,038 (including interest) under the Promissory Note, and fully repaid the Promissory Note in full on December 10, 2021. As of September 30, 2022 and December 31, 2021, there was no outstanding balance under the Promissory Note.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NYSE through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the nine months ended September 30, 2022, the Company incurred $90,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $121,445. For the three months ended September 30, 2022, the Company incurred $30,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $44,621. For the three months ended September 30, 2021 and for the period from March 8, 2021 (inception) through September 30, 2021, the Company incurred none in expenses for these services.

Due to Related Party

The Sponsor paid Form S-4 filing fee to SEC and other operation costs on behalf of the Company which was recorded as due to related party in the amount $46,867 as of September 30, 2022. As of December 31, 2021, there was nil due to related party.

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

The Company will have until 12 months from the closing of the Initial Public Offering to consummate its initial Business Combination. However, if the Company anticipates that it may not be able to consummate the Company’s initial Business Combination within 12 months, the Company may, by resolution of the Company’s board of directors if requested by its Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate its initial Business Combination, the initial shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $2,999,982 ($0.15 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $5,999,964, or approximately $0.30 per share. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes its initial Business Combination, the Company would repay such loaned amounts. In the event that the Company’s initial Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the Company’s trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Furthermore, the letter agreement with the Company’s initial shareholders contains a provision pursuant to which its Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that the Company does not complete a Business Combination. In the event that the Company receives notice from its Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. If the Company chooses to extend the period of time to consummate a Business Combination as set forth herein, the shareholders will not have the ability to vote or redeem their shares in connection with either of the three-month extensions. However, if the Company seeks to complete a Business Combination during an extension period, investors will still be able to vote and redeem their shares in connection with that Business Combination. As of September 30, 2022 and December 31, 2021, the Company has not borrowed any amounts from the Working Capital Loans.

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The underwriter received a cash underwriting discount of (i) one and one-quarter percent (1.25%) of the gross proceeds of the Initial Public Offering, or $2,499,985, and (ii) one half of a percent (0.5%) in the form of Representative Shares. In addition, the underwriter is entitled to a deferred fee of three percent (3.00%) of the gross proceeds of the Initial Public Offering, or $5,999,964, upon closing of the Business Combination (the “Underwriting Agreement”). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the Underwriting Agreement.

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

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, the Company and Seamless had entered into the Sponsor Support Agreement, pursuant to which, among other things, the Sponsor agreed to (a) vote at the INFINT Shareholder Meeting in favor of the Business Combination Agreement and the Proposed Transactions, (b) abstain from redeeming any Sponsor founder shares in connection with the Proposed Transactions, and (c) waive certain anti-dilution provisions contained in the Company’s Memorandum and Articles of Association.

Registration Rights Agreement

At the Closing, the Company and certain Seamless Shareholders and the Company’s shareholders party thereto (such shareholders, the “Holders”) will enter into the Registration Rights Agreement, pursuant to which, among other things, the Company will be obligated to file a registration statement to register the resale of certain New INFINT Ordinary Shares held by the Holders. The Registration Rights Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Lock-Up Agreement

At the Closing, the Company will enter into individual Lock-Up Agreements with each of certain Seamless Shareholders (each, a “Locked-Up Shareholder”) pursuant to which, among other things, New INFINT Ordinary Shares held by each Locked-Up Shareholder will be locked-up for a period ending on the earlier of (A) six (6) months following the Closing and (B) the date after the Closing on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction with an unaffiliated third party that results in all of the Company’s shareholders having the right to exchange their shares for cash, securities, or other property.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary share — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding the 19,999,880 shares subject to redemption).

Class B Ordinary share — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 5,833,083 Class B ordinary shares issued and outstanding. The Sponsor transferred 69,999 Class B Ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as Representative Shares. Hence, as of September 30, 2022 and December 31, 2021, 5,733,084 of Class B ordinary shares were held by the Sponsor and 99,999 of such shares were held by the representatives as Representative Shares. The initial shareholders own 22.58% of the issued and outstanding shares after the Initial Public Offering, assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. Class B ordinary share will automatically convert into Class A ordinary share at the time of the Company’s initial Business Combination on a one-for-one basis.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The Private Placement Warrants, as well as up to 1,500,000 warrants underlying additional Private Placement Warrants the Company issues to the Sponsor, officers, directors, initial Shareholders or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the warrants underlying the Units being offered in the Initial Public Offering. Pursuant to the agreement that the Company has entered into with the holders of the Private Placement Warrants, the Private Placement Warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the Company’s initial Business Combination.

At September 30, 2022 and December 31, 2021, there were 9,999,940 Public Warrants outstanding and 7,796,842 Private Warrants outstanding. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

NOTE 8. INITIAL BUSINESS COMBINATION

On August 3, 2022, the Company entered into the Business Combination Agreement with Merger Sub and Seamless. See Note 1 for more detailed discussions.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the audited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 20, 2022, the Company filed a Preliminary Proxy Statement on Schedule 14A (the “Preliminary Proxy Statement”) relating to an extraordinary general meeting of shareholders (the “Extraordinary General Meeting) that is anticipated to be held in December 2022 to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination (the “Extension”) for an additional four months, from November 23, 2022 to March 23, 2023 (such later date, the “Extended Date,” and such proposal, the “Extension Proposal”). The Company will also seek shareholder approval for the adjournment of the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Proposal.

On November 2, 2022, the Company filed a Definitive Proxy Statement on Schedule 14A.

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

Recent Developments

On August 3, 2022, the Company, entered into the Business Combination Agreement with Merger Sub and Seamless. Under the Business Combination Agreement, Seamless Shareholders are expected to receive $400,000,000 in aggregate consideration in the form of ordinary shares of the Company, par value $0.0001 per share equal to the quotient obtained by dividing (i) 400,000,000 by (ii) $10.00. The Proposed Transactions are expected to close in the first quarter of 2023.

Concurrently with the execution of the Business Combination Agreement, the Company, Seamless Shareholders and Seamless entered into the Shareholder Support Agreement, pursuant to which, among other things, such Seamless Shareholders party thereto agreed to (a) vote their Seamless shares in support and favor of the Business Combination Agreement, the Proposed Transactions and all other matters or resolutions that could reasonably be expected to facilitate the Proposed Transactions, (b) waive any dissenters’ rights in connection with the Proposed Transactions, (c) not transfer their respective Seamless shares and (d) terminate the Seamless Shareholders’ agreement at or prior to closing.

Concurrently with the execution of the Business Combination Agreement, the Sponsor, the Company and Seamless had entered into the Sponsor Support Agreement, pursuant to which, among other things, the Sponsor agreed to (a) vote at the Company’s shareholder meeting in favor of the Business Combination Agreement and the Proposed Transactions, (b) abstain from redeeming any Sponsor founder shares in connection with the Proposed Transactions, and (c) waive certain anti-dilution provisions contained in the Company’s Memorandum and Articles of Association.

On October 20, 2022, the Company filed the Preliminary Proxy Statement relating to the Extraordinary General Meeting that is anticipated to be held in December 2022 to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination for an additional four months, from November 23, 2022 to the Extended Date. The Company will also seek shareholder approval for the adjournment of the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Proposal.

On November 2, 2022, the Company filed a Definitive Proxy Statement on Schedule 14A.

Results of Operations

Our only activities through September 30, 2022 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net loss of $202,169, which consisted of operating costs of $1,118,431, offset by interest earned on marketable securities held in the Trust Account of $916,262.

For the nine months ended September 30, 2022, we had net loss of $1,648,235, which consisted of operating costs of $2,859,058, offset by interest earned on marketable securities held in the Trust Account of $1,210,823.

For the three months ended September 30, 2021, we had net loss of $583, which consisted of operating costs of $583.

For the period from March 8, 2021 (inception) through September 30, 2021, we had net loss of $29,843, which consisted of operating costs of $29,843.

Liquidity and Capital Resources

On November 23, 2021, the Company consummated the Initial Public Offering of 17,391,200 of its Units. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant, with each whole Warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $173,912,000.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement of 7,032,580 warrants at a price of $1.00 per Private Warrant, generating total proceeds of $7,032,580, to the Sponsor. The Private Warrants are identical to the Warrants sold in the Initial Public Offering.

On November 23, 2021, the Company consummated the sale of an additional 764,262 Private Warrants in connection with the underwriter’s exercise of its over-allotment option to purchase an additional 2,608,680 Units for gross proceeds of $26,086,800. The Private Warrants were sold at $1.00 per Private Warrant, generating additional gross proceeds of $764,262. Following the closing of the over-allotment option, the Company generated total gross proceeds of $207,795,642 from the Initial Public Offering and the Private Placement, of which the Company raised $199,998,800 in the Initial Public Offering, $7,796,842 in the Private Placement and of which $202,998,782 was placed in the Company’s Trust Account established in connection with the Initial Public Offering.

For the nine months ended September 30, 2022, cash used in operating activities was $(523,192). Net loss of $1,648,235 was offset by interest earned on marketable securities held in the Trust Account of $1,210,823. Changes in operating assets and liabilities used $2,335,866 of cash for operating activities.

For the period from March 8, 2021 (inception) through September 30, 2021, cash used in operating activities was $(778). Net loss of $29,843 was offset by interest due to the Sponsor on the Promissory Note of $10. Changes in operating assets and liabilities used $29,055 of cash for operating activities.

At September 30, 2022, we had marketable securities held in the Trust Account of $204,211,529 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Through September 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

At September 30, 2022, we have available to us $551,858 of cash on our operating account and working capital deficit of $1,303,242. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The interest income earned on the investments in our trust account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

We will have until 12 months from the closing of the Initial Public Offering to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination within 12 months, we may, by resolution of our board of directors if requested by our Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial Business Combination, our initial shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $2,999,982 ($0.15 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $5,999,964, or approximately $0.30 per share. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial Business Combination. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that we do not complete a Business Combination. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial Business Combination. If we choose to extend the period of time to consummate a Business Combination as set forth herein, public shareholders will not have the ability to vote or redeem their shares in connection with either of the three-month extensions. However, if we seek to complete a Business Combination during an extension period, investors will still be able to vote and redeem their shares in connection with that Business Combination. As of September 30, 2022, the Company has not borrowed any amount from the Working Capital Loans.

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. However, the $551,858 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the Combination Period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements for the next twelve months from the issuance of these financial statements.

Our only activities through September 30, 2022 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, the Class A ordinary shares subject to possible redemption in the amount of $204,211,529 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the quarterly period ended September 30, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of the quarterly period ended September 30, 2022, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 23, 2022 (the “Annual Report”), the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 16, 2022 (the “2022 Q1 Report), and the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 9, 2022 (the “2022 Q2 Report). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, the 2022 Q1 Report and the 2022 Q2 Report, except for the below.

We may be deemed a “foreign person” under the regulations relating to CFIUS and our failure to obtain any required approvals within the requisite time period may require us to liquidate.

The Company’s Sponsor is INFINT Capital LLC, a Delaware limited liability company. The Sponsor currently owns 5,733,084 class B ordinary shares of the Company. Alexander Edgarov, the Company’s CEO and the sole managing member of the Sponsor, is a U.S. person. The Company is a Cayman Islands exempted company. All of the Company’s officers and directors, except for one director, are U.S. persons. Seamless is a Cayman Islands exempted company that is headquartered in Singapore.

If CFIUS considers us to be a “foreign person” and Seamless a U.S. business that may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. If the Business Combination with Seamless falls within the scope of applicable foreign ownership restrictions, we may be unable to consummate the Business Combination. In addition, if the Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination.

Although we do not believe that Seamless is a U.S. business that may affect national security, CFIUS may take a different view and decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination, order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any foreign ownership by the Sponsor. If we were to seek an initial Business Combination other than the Business Combination, the pool of potential targets with which we could complete an initial Business Combination may be limited as a result of any such regulatory restriction. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete the Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders would be entitled to redemption of 100% of the public shares, at a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company to pay its income taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). Moreover, the public shareholders would lose the investment opportunity in a target company, any price appreciation in the combined companies, and the warrants would expire worthless.

We cannot assure you that the Extension will enable us to complete a Business Combination.

Approving the Extension involves a number of risks. Even if the Extension is approved, we cannot assure you that a Business Combination will be consummated prior to the Extended Date. Our ability to consummate any Business Combination is dependent on a variety of factors, many of which are beyond our control. If the Extension is approved, we expect to seek shareholder approval of a Business Combination. We are required to offer shareholders the opportunity to redeem shares in connection with the Extension Proposal, and we will be required to offer shareholders redemption rights again in connection with any shareholder vote to approve a Business Combination. Even if the Extension or a Business Combination are approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate a Business Combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Extension and a Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

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

Following the closing of the Initial Public Offering and the exercise of the over-allotment partially by the underwriter on November 23, 2021, an amount of $202,998,782 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants of $7,796,842 was placed in the Trust Account, located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.

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

2.1

Business Combination Agreement, dated as of August 3, 2022, by and among INFINT, Merger Sub and Seamless (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on August 9, 2022)

2.2

Amendment No. 1 to Business Combination Agreement, dated as of August 20, 2022, by and among INFINT, Merger Sub and Seamless (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on October 26, 2022)

10.1

Shareholder Support Agreement, dated as of August 3, 2022, by and among INFINT and certain shareholders of Seamless (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 9, 2022)

10.2	Sponsor Support Agreement, dated as of August 3, 2022, by and among INFINT, Sponsor and Seamless (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 9, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101..INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINT ACQUISITION CORPORATION

Date: November 9, 2022	By:	/s/ Alexander Edgarov
	Name:	Alexander Edgarov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Sheldon Brickman
	Name:	Sheldon Brickman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

