Form 10-K
period 2022-12-31
InFinT Acquisition Corp
filed 2023-03-22
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Class A ordinary shares of the registrant (based upon the closing price of the registrant’s Class A ordinary shares at that date as reported by the New York Stock Exchange), excluding outstanding shares beneficially owned by persons who may be deemed affiliates of the registrant, was $201,601,786.

As of March 21, 2023, there were 9,584,428 Class A ordinary shares, par value $0.0001 per share, and 5,833,083 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our proposed business combination with Seamless Group Inc. (“Seamless”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

● our ability to complete our initial business combination, including the proposed business combination with Seamless;

● our expectations around the performance of Seamless or any other prospective target business or businesses;

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

● our pool of prospective target businesses (if the proposed business combination with Seamless is not completed) and the financial services and financial software and information services companies operating at the intersection of the financial and business services sector (“financial technology”) industries;

● our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

● the ability of our officers and directors to generate a number of potential business combination opportunities;

● our public securities’ potential liquidity and trading;

● the use of proceeds not held in the trust account (the “Trust Account”) or available to us from interest income on the Trust Account balance;

● the Trust Account not being subject to claims of third parties;

● our financial performance; or

● the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC, including our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4, as amended, that we filed with the Securities Exchange Commission (the “SEC”) relating to the proposed business combination with Seamless.

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

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus our search on a target that aligns with the background and experience of Sponsor in the financial services and technology sector. Within financial services and technology, we expect to focus primarily on companies serving five sub-sectors: Banking & Payments, Capital Markets, Data & Analytics, Insurance and Investment Management. We seek financial technology companies in these sub-sectors that exhibit infrastructure-like characteristics and are strategically important to their customers and are also able to rapidly generate attractive risk-adjusted returns for stockholders. Furthermore, we believe that Sponsor’s fully integrated platform of investment expertise, industry perspective and skillset, and technological and innovation capabilities could radically change the trajectory of such companies.

On November 23, 2021, the Company consummated an initial public offering (the “IPO,” or the “Initial Public Offering”) of 17,391,200 units at $10.00 per unit (the “Units” and, with respect to the ordinary shares included in the Units, the “Public Shares”) and the sale of 7,032,580 warrants (each, a “Private Warrant” and collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the closing of the IPO (the “Private Placement”). The Company has listed the Units on the New York Stock Exchange (“NYSE”). On November 23, 2021, the underwriters exercised their over-allotment option in full, according to which the Company consummated the sale of an additional 2,608,680 Units, at $10.00 per Unit, and the sale of an additional 764,262 Private Warrants, at $1.00 per Private Warrant. Following the closing of the over-allotment option, the Company generated total gross proceeds of $207,795,642 from the IPO and the Private Placement, of which the Company raised $199,998,880 in the IPO, $7,796,842 in the Private Placement and of which $202,998,782 was placed in the Company’s Trust Account established in connection with the IPO.

Proposed Business Combination

On August 3, 2022, the Company entered into that certain Business Combination Agreement among the Company, FINTECH Merger Sub Corp., a Cayman Islands exempted company and a wholly owned subsidiary of INFINT (“Merger Sub”), and Seamless, a Cayman Islands exempted company (as amended, the “Business Combination Agreement”), pursuant to which Merger Sub will merge with and into Seamless, with Seamless surviving the merger as a wholly owned subsidiary of the Company (the “Merger” and the Merger and the other transactions contemplated by the Business Combination Agreement, together, the “Business Combination”). The closing of the Business Combination (the “Closing”) is subject to customary conditions of the respective parties, including the approval of the Business Combination by the Company’s shareholders.

Shareholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the holders of Seamless’ shares (“Seamless Shareholders”) and Seamless entered into the Shareholder Support Agreement, pursuant to which, among other things, such Seamless Shareholders party thereto agreed to (a) vote their Seamless shares in support and favor of the Business Combination Agreement, the Proposed Transactions (as defined below) and all other matters or resolutions that could reasonably be expected to facilitate the proposed transactions, (b) waive any dissenters’ rights in connection with the transactions, (c) not transfer their respective Seamless shares and (d) terminate the Seamless’ shareholders’ agreement at or prior to Closing.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Sponsor, the Company and Seamless had entered into the Sponsor Support Agreement, pursuant to which, among other things, Sponsor agreed to (a) vote at the Company’s shareholders’ meeting in favor of the Business Combination Agreement and the Proposed Transactions (as defined below), (b) abstain from redeeming any Sponsor founder shares in connection with the Proposed Transactions (as defined below), and (c) waive certain anti-dilution provisions contained in the Charter.

Registration Rights Agreement

At the Closing, the Company and certain Seamless Shareholders and the Company’s shareholders party thereto (such shareholders, the “Holders”) will enter into the Registration Rights Agreement, pursuant to which, among other things, the Company will be obligated to file a registration statement to register the resale of certain New INFINT Ordinary Shares (as defined therein) held by the Holders. The Registration Rights Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Lock-Up Agreement

At the Closing, the Company will enter into individual Lock-Up Agreements with each of certain Seamless Shareholders (each, a “Locked-Up Shareholder”) pursuant to which, among other things, the New INFINT Ordinary Shares (as defined therein) held by each Locked-Up Shareholder will be locked-up for a period ending on the earlier of (A) six (6) months following the Closing and (B) the date after the Closing on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction with an unaffiliated third party that results in all of the Company’s shareholders having the right to exchange their shares for cash, securities, or other property.

The Business Combination, the Business Combination Agreement, as amended, the Shareholder Support Agreement, the Sponsor Support Agreement, the Registration Rights Agreement and the Lock-Up Agreement are more fully described in Note 6 to the financial statements included in Item 8 of this Annual Report. A copy (or form) of each of the foregoing agreements was included as an exhibit to the Current Report on Form 8-K filed with the SEC on August 9, 2022 and is also filed as an exhibit to this Annual Report.

Unless specifically stated, this Annual Report does not give effect to Business Combination and does not contain the risks associated with the Business Combination. Such risks and effects relating to the Business Combination are more fully disclosed in our preliminary prospectus/proxy statement included in a Registration Statement on Form S-4, filed with the SEC on September 30, 2022 and amended on December 1, 2022 and February 13, 2023.

Extension

In accordance with the provisions of the Amended and Restated Memorandum and Articles of Association of the Company (the “Charter”) and the Business Combination Agreement, Seamless deposited additional funds in the amount of $2,999,982 to the Company’s Trust Account on November 22, 2022 to automatically extend the date by which the Company must consummate a business combination from November 23, 2022 to February 23, 2023.

On February 14, 2023, the Company’s shareholders approved an amendment to the Charter (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination (the “Extension”) from February 23, 2023, upon additional funds being deposited into the Company’s Trust Account to August 23, 2023, or such earlier date as determined by the Company’s board of directors (the “Board,” such date, the “Extended Date”).

In connection with the shareholder vote to approve the Extension Amendment, the holders of 10,415,452 Class A ordinary shares property exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $109.31 million, leaving approximately $100.59 million in the Trust Account.

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

The Company is led by Alexander Edgarov, Chief Executive Officer and a member of our Board, our Board member (and founder of our Sponsor) Kevin Chen, our Chairman of the Board Eric Weinstein, and Sheldon Brickman, our Chief Financial Officer, who are supported by our team as well as our directors, as further described below.

Alexander Edgarov has served as our Chief Executive Officer and as a member of our Board since March 2021. Mr. Edgarov is a sponsor investor of, and since November 2020 has served as a senior advisor to Edoc Acquisition Corporation, (NASDAQ: ADOC), a healthcare special purpose acquisition company. From 2016 to 2018, he was a venture partner with New Margin Capital, a leading venture capital fund in China. Mr. Edgarov has served as a Principal at Sapta Group Corp since 2014. Earlier in his career, Mr. Edgarov served as a global account executive for a leading international supply chain company, where he oversaw multiple teams across the globe and worked with Fortune 100 companies overseeing multi-million dollar accounts in the fields of automotive, fashion and technology. He is an investor and advisor to a wide-range portfolio of clients including companies, alternative investment funds, venture capital funds, and family offices with a focus on both public and private markets in the United States and China. Mr. Edgarov is an expert in building multi-level connections between business people and companies from China, the United States and Israel in the areas of venture capital, entertainment and technology. By relying on his extensive international network of contacts and partners, Mr. Edgarov provides strategic and tactical guidance, analysis and introduction services to companies and individuals who need to gain deeper understanding of local markets and seek to form partnerships and pursue opportunities with aligned partners who are leaders in their fields.

Mr. Edgarov completed his undergraduate degree in Economics and Business and received his Bachelors of Art from the Ben-Gurion University of the Negev in Israel. He graduated summa cum laude from the Master of Arts program in International Affairs at the City College of New York.

We believe that Mr. Edgarov’s qualifications to serve on our Board include his extensive financial services leadership positions and entrepreneurial experience.

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

We believe that Mr. Brickman’s qualifications to serve on our Board include his substantial experience as a financial technology executive and entrepreneur, having held senior leadership positions in large corporations and having founded an industry-leading global financial services and consulting firm.

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

We believe that Mr. Weinstein’s qualifications to serve on our Board include his substantial experience as a financial executive, having held senior leadership positions in large financial institutions.

Michael Moradzadeh is a member of the Board and is considered independent. Michael Moradzadeh is a Founding Partner and the Chief Executive Officer of Rimon PC, and its affiliate NovaLaw, Inc. He has served and managed the firm in these capacities from its incipience in 2008. Mr. Moradzadeh’s legal practice focuses on technology company representation and international transactions. He represents both companies and investors in investment rounds and stock sales. He has worked on deals ranging from small angel investments to representing a private equity firm in a $6 billion acquisition. He is also heavily involved in secondary markets of private stock, representing sellers of restricted stock in Facebook, Twitter, Zynga, SolarCity, Dropbox, Bloom Energy, Gilt Groupe, Etsy and other pre-IPO companies. Internationally, Mr. Moradzadeh represented Bain Capital and Morgan Stanley in their international investment funds and has worked with foreign counsel in 130 jurisdictions on several international securities deals. Mr. Moradzadeh has presented on innovations in law firm management and business models at Harvard Law School, Stanford Law School, UC Berkeley Law School, and UC Hastings College of the Law. Mr. Moradzadeh has also presented to the board of directors of global law firms to help them innovate their own structures. Mr. Moradzadeh’s innovations with Rimon have received awards from the Financial Times and the American Bar Association Journal and have appeared in a wide array of international publications, including the Economist, the Atlantic, the Wall Street Journal, Harvard Business Review, the American Lawyer Magazine, the National Law Journal, American Bar Association Magazine, the National Post, Bloomberg, Law & More, Legal Management Magazine, the San Francisco and Los Angeles Daily Journals, the San Francisco Business Times, the Silicon Valley Business Journal, American Lawyer’s Law Technology News, Law 360, and eLawyering. Mr. Moradzadeh received his Bachelor of Arts in from the University of California, Berkeley, and his Juris Doctor degree from Columbia Law School in New York.

We believe that Mr. Moradzadeh’s qualifications to serve on our Board include his unique legal, business and management experience with a focus on the financial technology industry, along with his extensive private company experience.

Dave Cameron is a member of the Board and is considered independent. Mr. Cameron is a strategic, C-level data security and risk management executive who drives enterprise profitability and protects stakeholders by securing information assets, managing cyber risk, and enabling business strategies. From April of 2017 to September of 2020, Mr. Cameron acted as Senior Vice President and Chief Security Officer for US, UK, and France-based operations of AXA XL, a multi-line global insurance and reinsurance companies and was accountable for driving cultural and organizational change throughout the entities and implementing a sustainable cost effective information security practice. As a key advisor, Mr. Cameron’s duties included global management responsibilities covering cyber security, business continuity management and physical security as well as global responsibility for the overall information risk management programs, including the company’s information risk and security strategies, tactics, planning, governance, architecture, and operations. At XL Global Services, Inc., another insurance and reinsurance company, he served as Senior Vice President, Chief Information Security Officer, and VP of Information Risk from 2002 through April of 2017. At XL Global Services, he had global responsibility for overall Information Risk Management program, including the company’s information risk and security strategies, tactics, planning, governance, architecture, and operations. Mr. Cameron is an expert at navigating the complex global regulatory environment (General Data Protection Regulation (“GDPR”), Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), New York State Department of Financial Services (“NYDFS”), International Traffic in Arms Regulations( “ITAR”)) and US regulatory regime as it pertains to the Committee on Foreign Investment in the United States (the “CFIUS”). As a firm believer in security for both individuals and enterprises, Mr. Cameron achieved an “All Star” designation from Risk and Insurance magazine for his ongoing peer recognition in security awareness and education. One of these unique initiatives raised over $10,000 for Medicine Sans Frontier. As an active member of various global security consortiums including the FS-ISAC and the European-based Information Security Forum (“ISF”), he participated in thought leadership efforts to create a global information security culture. Additionally, he continuously participates in round table and panel discussions at international conferences to further entrench the security mindset and awareness. Mr. Cameron holds and maintains a Certified Information Systems Security Professional (“CISSP”) designation and an Associates in Business from the University of Phoenix.

We believe that Mr. Cameron’s qualifications to serve on our Board include his substantial experience in risk management, along with his extensive experience in senior management. Mr. Cameron has over 20 years of combined experience in Information Security, Physical Security, Business Continuity Management and Regulatory Affairs.

Jing Huang is a member of the Board and is considered independent. Ms. Huang currently serves as Senior Vice President, Consumer Lines Strategy at Oscar Health, Inc. (NYSE: OSCR), a technology-driven health insurance company dedicated to creating a better healthcare experience for members with inclusive products and services. She served as Senior Vice President, Head of Individual Business, at Oscar Health, Inc. from October 2020 to Nov 2021 and Senior Vice President, Commercial Finance, at Oscar Health, Inc. from February 2020 to October 2020. Ms. Huang has prior experience at the multinational fintech giant Ant Group, where she acted as President and Chief Executive Officer of Ant Technologies US and Head of Intelligent Product and Services at Ant Financial from October 2017 to June 2019, focusing on inclusive financial service innovation and partnership. Prior to joining Ant Financial, Ms. Huang was Senior Managing Director, Global Treasury from April 2016 to September 2017 at AIG, a multi-line global insurer, responsible for group capital assessment including rating agency and Basel requirements, engagement in the development of IAIS Insurance Capital Standards, and various regulatory requirements with domestic and international regulators. At AIG, Ms. Huang also worked as a Managing Director, Global Actuarial from January 2011 to March 2014, and Senior Managing Director, Global Head of Insurance Company Capital and Asset Liability Management from March 2014 to April 2016. Ms. Huang was an adjunct faculty member of Columbia University’s Masters of Science program, Enterprise Risk Management. She holds a Bachelor of Science degree in Physics from Fudan University and a Ph.D. in Computational Biology from New York University.

We believe that Ms. Huang’s qualifications to serve on our Board include her extensive experience in M&A, financial and risk management, regulatory engagement in global settings, and global experience in product development and go-to-market on financial service innovation. Ms. Huang is a Fellow of the Society of Actuaries, and a member of the American Academy of Actuaries.

Andrey Novikov is a member of the Board and is considered independent. Mr. Novikov has since June of 2019 acted as Chief Executive Officer of Cardpay Mexico SAPI de CV, a Europe-based provider of physical and virtual payment services in Mexico. The company offers a wide range of services and a global merchant acquirer on a mission to enable fast, convenient, and secure payments for the businesses worldwide. Meanwhile, since November of 2019, he acts as Chief Financial Officer of Yunhong International (NASDAQ: ZGYH), a Cayman Islands special purpose acquisition companies (“SPACs”). Since 2014, Mr. Novikov serves as a member of the board of directors of Innovative Payment Solutions, Inc. (OTC: IPSI), a US-based provider of physical and virtual payment services in Mexico. From 2008 to 2014, Mr. Novikov served as Vice President of QIWI PLC (NASDAQ: QIWI) and was primarily responsible for international business development and merger and acquisition transactions. From 1999 to 2007, Mr. Novikov served as the Deputy Director General of Bela Catarina Ltd., a Portuguese-Russian trading and manufacturing company. His responsibilities included negotiating with customers and partners in foreign countries, organizing the marketing events in Russia and Belarus, and implementing new sales analysis methods for business development and expansion. From 1996 to 1999, Mr. Novikov founded and managed Kvalitet Ltd., a trade company where he was involved in business development and implementation of innovative sales technology. He received an undergraduate degree from Moscow State Technological University Stankin.

We believe that Mr. Novikov’s qualifications to serve on our Board include his leadership roles and financial expertise. Mr. Novikov has extensive experience and managerial skills in the international trade, FinTech, e-commerce, and financial industries.

Kevin Chen is a member of the Board and a founder of our Sponsor. Mr. is Chairman and Chief Executive Officer of Edoc Acquisition Corporation (NASDAQ: ADOC), a SPAC focused on businesses in the North American and Asian-Pacific healthcare and healthcare provider sectors, since August of 2020. Mr. Chen also has since February of 2019 served as a member of the board of directors of Horizon Global Access Fund, a segregate, Cayman Islands-based, portfolio of Flagship Healthcare Properties Fund, which is a leading U.S. Healthcare REIT. Mr. Chen has also acted as Chief Investment Officer and Chief Economist of Horizon Financial, a New York-based investment management firm that offers cross-border solutions for global clients, with a specialty in investment in U.S. healthcare facilities, since January of 2018. He is responsible for advising clients investing in healthcare facilities in the United States. In addition, Mr. Chen currently serves as a Manager of ACM Macro LLC, a registered investment advisor and affiliated entity of Horizon Financial Advisors LLC. He took this position in June 2017. From 2013 to 2017, Mr. Chen managed portfolios at several investment firms that were not registered with the Financial Industry Regulatory Authority (the “FINRA”). From January of 2017 to June 2017, Mr. Chen acted as Chief Strategist at Hywin Capital Management, LLC. Mr. Chen was the Chief Investment Officer at Three Mountain Capital Management LP from August of 2013 until January of 2017. He has extensive experience with and has cultivated a broad network in investment management, particularly in the context of healthcare facilities. In his extensive business experience, Mr. Chen held essential positions such as co-founder and vice-chairman of the Absolute Return Investment Management Association of China, director of asset allocation at Morgan Stanley from August 2004 to August 2008, and manager at China Development Bank from September 1998 to August 2000. Mr. Chen has been a guest speaker at Harvard University, Fordham University, Pace University, and IESE Business School. He is a former member of the Adjunct Advisory Committee and former Interim Head of the Private Sector Concentration program of Master of Science in Global Affairs, New York University, and has been an adjunct professor in the Center for Global Affairs there since 2012. He received his PhD in Finance from the Financial Asset Management Engineering Center at University of Lausanne, Switzerland, an MBA in Finance from the Center for Economic Research, Tilburg University in the Netherlands, and a B.A. in Economics from the Renmin University of China in Beijing, China.

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

Although we may pursue targets in any industry, we are focused on making investments in growth equity and buyout transactions in respect of which we can exercise control and/or significant influence focused on financial technology, generally headquartered in North America, Asia, Latin America, Europe and Israel, provided, however, that we have no intention of ever conducting our principal operations in, or acquiring any business that is based in, or which does business in, China or Hong Kong or which uses, or may use, a variable interest entity structure to conduct China-based operations.

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

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines, which we believe are essential in evaluating prospective target businesses. We will use these guidelines to evaluate acquisition opportunities, including the proposed Business Combination, although if the proposed business combination with Seamless is not completed, we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

●	utilizes our management team’s and our Sponsor’s extensive network of relationships, which enables access to proprietary and advantaged deal flow;

●	benefits from our Sponsor’s investment expertise, industry perspective and skillset, and technological and innovation capabilities;

●	provides strategically important infrastructure and business services to its customers, and thus has a defensible market position with high barriers to entry against new potential market entrants;

●	has a history of strong operating and financial results, and strong fundamentals, which can be improved further under our ownership;

●	is prepared to be a public company and will benefit from having a public currency in order to enhance its ability to pursue accretive acquisitions, high-return product development and innovation, and/or strengthen its balance sheet;

●	will offer an attractive risk-adjusted return for our shareholders, potential upside from growth in the target business and an improved capital structure that will be weighed against any identified downside risks; and

●	has attractive business fundamentals.

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

Our Acquisition Process

In evaluating a prospective target business, as was the case with Seamless, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer any director or officer, on the one hand, and us, on the other.

Initial Business Combination

In accordance with the rules of NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to satisfaction of such criteria. We will also provide a summary of any such opinion or report to shareholders in connection with any vote on an initial business combination in our proxy materials or tender offer documents, as applicable, related to our initial business combination in accordance with Section 1015(b) of Regulation S-K. We will also need to obtain the approval of a majority of our disinterested independent directors. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

In evaluating a prospective target business, as was the case with Seamless, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the volume weighted average trading price of the Company’s Class A ordinary share during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Financial Position

With funds available for a business combination in the amount of approximately $94.59 million after payment of $5,999,964 of deferred underwriting fees and payment of an aggregate redemption amount of approximately $109.31 million as a result of the approval of the Extension Proposal (as defined below), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We have entered into the Business Combination Agreement with Seamless. While we may pursue an initial business combination target in any industry, we intend to focus our search on companies in the financial technology sector.

Although our management will assess the risks inherent in a particular target business with which we may combine, including Seamless, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, commencing on November 22, 2021, we have been paying our Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the Trust Account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

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

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, as was the case with Seamless, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is currently anticipated to be $10.49 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our Sponsor, certain advisor transferees, officers and directors and EF Hutton as a holder of representative shares have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our Charter provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have in the past and, if the proposed business combination with Seamless is not completed, may in the future encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures over financial reporting for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

RISKS FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Item IA. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	We are a recently incorporated company with no operating history and no revenues, and our shareholders have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination. Their only opportunity to effect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we consummate an initial business combination prior to August 23, 2023 (or such earlier date as determined by our Board) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
● ●

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

If the Company is deemed a “foreign person” under the regulations relating to CFIUS, its failure to obtain any required approvals within the requisite time period may require us to liquidate.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.49 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until August 23, 2023 (or such earlier date as determined by our Board), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

●	Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.
●

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

●

If we instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to Seamless and the Business Combination, please review the Registration Statement on Form S-4 filed by the Company, including the preliminary proxy statement/prospectus of the Company included therein, as previously amended and as further amended after the date hereof, and the definitive proxy statement/prospectus to be filed by the Company.

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

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate at least until August 23, 2023 (or such earlier date as determined by our Board), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the private placement warrants, only $1,600,000 was available to us initially outside the Trust Account to fund our working capital requirements. We believe that, upon closing of the IPO and the private placement, the funds available to us outside of the Trust Account will be sufficient to allow us to operate at least until August 23, 2023 (or such earlier date as determined by our Board); however, our estimate might not be accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.49 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We intend to select target businesses, such as Seamless, with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Such financing might not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S. denominated banknotes to Russia or persons locates there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

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

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our Board may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders owned 22.58% of our issued and outstanding ordinary shares immediately following the completion of the IPO. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Charter provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 1,825,673, or 19.05%, of the 9,584,428 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will obtain the approval of an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

The requirement that we complete our initial business combination prior to August 23, 2023 (or such earlier date as determined by our Board), may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination prior to August 23, 2023 (or such earlier date as determined by our Board). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic, other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 (including variant mutations of the virus) and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, such as the proposed Business Combination with Seamless, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent upon its ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

If we are unable to consummate our initial business combination prior to August 23, 2023 (or such earlier date as determined by our Board), our public shareholders may be forced to wait beyond August 23, 2023 (or such earlier date as determined by our Board) before redemption from our Trust Account.

If we are unable to consummate our initial business combination prior to August 23, 2023 (or such earlier date as determined by our Board), the funds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Charter prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond August 23, 2023 (or such earlier date as determined by our Board) before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the funds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination prior to August 23, 2023 (or such earlier date as determined by our Board). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to persist both in the United States and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, including the proposed Business Combination with Seamless, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination, including the proposed Business Combination with Seamless. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

Although expected to focus on financial technologies companies, our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region, provided, however, that we have no intention of ever conducting our principal operations in, or acquiring any business that is based in, or which does business in, China or Hong Kong or which uses, or may use, a variable interest entity structure to conduct China-based operations. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic financial technology investments globally. Our Charter prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity.

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

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if we are unable to complete the proposed Business Combination with Seamless, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

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

If we are unable to complete the Business Combination with Seamless, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we are unable to complete the Business Combination with Seamless and determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our Charter provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our Board cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view, as is the case with our proposed Business Combination with Seamless. If no opinion is obtained, our shareholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

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

If we are unable to complete the Business Combination with Seamless, we may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

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

If we are unable to complete the Business Combination with Seamless, we may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post- transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

Following the completion of the IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our Charter, to the fullest extent permitted by applicable law, shall contain provisions which state that: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

In the event that the funds in the Trust Account are reduced below the lesser of (i) $10.49 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.49 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.49 per share.

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

Our Sponsor paid $25,100, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,833,083 founder shares. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 19,999,880 units if the underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent 22.58% of the outstanding shares after the IPO. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor has purchased an aggregate of 7,796,842 private placement warrants for an aggregate purchase price of $7,796,842, or $1.00 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 21-month anniversary of the closing of the IPO nears, which is the deadline for our completion of an initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of the IPO, our initial shareholders own 22.58% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Charter. If our initial shareholders purchase any units in the IPO or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our Board, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” Board, only a minority of Board will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 37.83% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our Sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item I. Business — Effecting Our Initial Business Combination” for a description of how our Sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

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

In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our Board is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our Charter requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination prior to August 23, 2023 (or such earlier date as determined by our Board) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Charter that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Charter to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our Charter provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 22.58% of our ordinary shares upon the closing of the IPO, will participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Charter.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to August 23, 2023 (or such earlier date as determined by our Board) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third- party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our corporate affairs will be governed by our Charter, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the Board to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to August 23, 2023 (or such earlier date as determined by our Board) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we have not completed an initial business combination prior to August 23, 2023 (or such earlier date as determined by our Board), subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the funds held in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have listed our units on NYSE. The Class A ordinary shares and warrants have been separately listed on NYSE. Although after giving effect to the IPO we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our IPO, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent (the “Excess Shares”). However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Our Charter authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 490,415,572 and 44,166,917 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Charter, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. Immediately after the IPO, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

●	we issue additional Class A ordinary shares or equity-linked securities in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary share (the “Newly Issued Price”),

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

●	the Market Value is below $9.20 per share,

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

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS. depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

If we pursue a target company with operations or opportunities outside of the United States, such as Seamless, for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations, provided, however, that we have no intention of ever conducting our principal operations in, or acquiring any business that is based in, or which does business in, China or Hong Kong or which uses, or may use, a variable interest entity structure to conduct China-based operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, such as Seamless, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

If the Company is deemed a “foreign person” under the regulations relating to CFIUS, its failure to obtain any required approvals within the requisite time period may require us to liquidate.

The Company’s Sponsor is INFINT Capital LLC, a Delaware limited liability company. Sponsor currently owns 5,733,084 class B ordinary shares of the Company. Alexander Edgarov, the Company’s CEO and the sole managing member of Sponsor, is a U.S. person. Non-U.S. persons hold a majority economic interest in Sponsor. The Company is a Cayman Islands exempted company. All of the Company’s officers and directors, except for one director, are U.S. persons. Non-U.S. persons would hold the majority of the Company’s board seats after the consummation of the Business Combination. Seamless is a Cayman Islands exempted company that is headquartered in Singapore.

If CFIUS considers the Company to be a “foreign person” and Seamless a U.S. business that may affect national security, the Company could be subject to such foreign ownership restrictions and/or CFIUS review. If the Business Combination with Seamless falls within the scope of applicable foreign ownership restrictions, the Company may be unable to consummate the Business Combination. In addition, if the Business Combination falls within CFIUS’s jurisdiction, the Company may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination.

Although the Company does not believe that Seamless is a U.S. business, let alone one that may affect national security that may affect national security, CFIUS may take a different view and decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination, order the Company to divest all or a portion of a U.S. business of the combined company if the Company had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any foreign ownership by Sponsor. If the Company were to seek an initial Business Combination other than the Business Combination, the pool of potential targets with which the Company could complete an initial Business Combination may be limited as a result of any such regulatory restriction. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because the Company has only a limited time to complete the Business Combination, its failure to obtain any required approvals within the requisite time period may require us to liquidate. If the Company liquidates, its public shareholders would be entitled to redemption of 100% of the public shares, at a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company to pay its income taxes (less up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). Moreover, the public shareholders would lose the investment opportunity in a target company, any price appreciation in the combined companies, and the warrants would expire worthless.

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

In the event we acquire a non-U.S. target, such as Seamless, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends might not continue.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse United States federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

On March 30, 2022, the SEC issued proposed rules relating to certain activities of SPACs (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its IPO (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the Trust Account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the Trust Account and hold the funds in the Trust Account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount the Public shareholders would receive upon any redemption or liquidation of the Company. As of the date of this Annual Report, we have not yet made any such determination to liquidate the securities held in the Trust Account.

The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount the Public shareholders would receive upon any redemption or liquidation of the Company. As of the date of Annual Report, we are currently holding the funds in our Trust Account in money market funds.

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

If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.49 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.49 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.49 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.49 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.49 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in Trust Account such that the per-share redemption amount received by public shareholders may be less than $10.49 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve Board has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Charter, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.49 per share.

If, after we distribute the funds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the funds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties under Cayman Islands law to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

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

Holders of Record

As of March 6, 2023 there were one holder of record of our units, one holder of record of our Class A ordinary shares, two holders of record of our warrants and five holders of record of our Class B ordinary. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

On November 23, 2021, the Company consummated the IPO of 17,391,200 units at $10.00 per Unit and the sale of 7,032,580 Private Warrants at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the closing of the IPO. The Company has listed the Units on the NYSE. On November 23, 2021, the underwriters exercised their over-allotment option in full, according to which the Company consummated the sale of an additional 2,608,680 Units, at $10.00 per Unit, and the sale of an additional 764,262 Private Warrants, at $1.00 per Private Warrant. Following the closing of the over-allotment option, the Company generated total gross proceeds of $207,795,642 from the IPO and the Private Placement, of which the Company raised $199,998,800 in the IPO, $7,796,842 in the Private Placement and of which $202,998,782 was placed in the Company’s Trust Account with Continental Stock Transfer & Company as trustee, established for the benefit of the Company’s public shareholders. Transaction costs amounted to $9,351,106 consisting of $2,499,985 in cash of underwriting fees and $6,851,121 of other offering costs. The amount of funds available for a business combination is approximately $94.59 million after payment of $5,999,964 of deferred underwriting fees and payment of an aggregate redemption amount of approximately $109.31 million as a result of the approval of the Extension Proposal.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Business Combination Agreement

On August 3, 2022, the Company, entered into the Business Combination Agreement with Merger Sub, and Seamless. If the Business Combination Agreement is approved by the Company’s shareholders (and the other closing conditions are satisfied or waived in accordance with the Business Combination Agreement), and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into Seamless, with Seamless surviving the Merger as a wholly owned subsidiary of the Company (such transactions are referred to collectively as the “Proposed Transactions”). Under the Business Combination Agreement, Seamless Shareholders are expected to receive $400,000,000 (“Seamless Value”) in aggregate consideration in the form of ordinary shares of the Company, par value $0.0001 per share equal to the quotient obtained by dividing (i) the Seamless Value by (ii) $10.00. The Proposed Transactions are expected to close in the first quarter of 2023. The Business Combination Agreement was amended on October 20, 2022, November 29, 2022 and February 20, 2023.

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

Concurrently with the execution of the Business Combination Agreement, Sponsor, the Company and Seamless had entered into the Sponsor Support Agreement, pursuant to which, among other things, Sponsor agreed to (a) vote at the Company’s shareholder meeting in favor of the Business Combination Agreement and the Proposed Transactions, (b) abstain from redeeming any Sponsor founder shares in connection with the Proposed Transactions, and (c) waive certain anti-dilution provisions contained in the Company’s Charter.

On November 22, 2022, Seamless deposited additional funds in the amount of $2,999,982 to the Trust Account to automatically extend the date by with the Company must consummate a business combination from November 23, 2022 to February 23, 2023. On February 13, 2023, at the extraordinary general meeting the Company’s shareholders approved a special resolution (the “Extension Proposal”) to amend the Charter to extend the date that the Company has to consummate a business combination from February 23, 2023 to the Extended Date. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Extension Proposal. Accordingly, the Company now has until August 23, 2023 to consummate its initial business combination. In connection with the votes to approve the Extension Proposal, the holders of 10,415,452 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $109.31 million, leaving approximately $100.59 million in the Trust Account.

In accordance with the Business Combination Agreement, as amended, additional funds in the amount of $290,000 were deposited by Seamless to the Trust Account on February 21, 2023, and the required contributions will continue to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until August 23, 2023 or such earlier date that the board determines to liquidate INFINT or the date an initial business combination is completed.

Results of Operations

Our only activities through December 31, 2022 were organizational activities, those necessary to consummate the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net loss of $1,111,964, which consisted of operating costs of $4,044,156, offset by interest earned on marketable securities held in the Trust Account of $2,932,192.

For the period from March 8, 2021 (inception) through December 31, 2021, we had net loss of $181,695, which consisted of operating costs of $183,619, offset by interest earned on marketable securities held in the Trust Account of $1,924.

Liquidity and Capital Resources

On November 23, 2021, the Company consummated its IPO of 17,391,200 of its units. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant, with each whole warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $173,912,000.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 7,032,580 warrants at a price of $1.00 per Private Warrant, generating total proceeds of $7,032,580, to the Company’s Sponsor. The Private Warrants are identical to the warrants sold in the IPO.

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

For the year ended December 31, 2022, cash used in operating activities was $(756,716). Net loss of $1,111,964 was offset by interest earned on marketable securities held in the Trust Account of $2,932,192. Changes in operating assets and liabilities used $3,287,440 of cash for operating activities.

For the period from March 8, 2021 (inception) through December 31, 2021, cash used in operating activities was $(711,252). Net loss of $181,695 was offset by interest earned on marketable securities held in the Trust Account of $1,924. Changes in operating assets and liabilities used $527,633 of cash for operating activities.

At December 31, 2022, we had marketable securities held in the Trust Account of $208,932,880 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Through December 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. The amount of funds available for a business combination is approximately $94.59 million after payment of $5,999,964 of deferred underwriting fees and payment of an aggregate redemption amount of approximately $109.31 million as a result of the approval of the Extension Proposal. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

At December 31, 2022, we have available to us $271,467 of cash on our operating account and working capital deficit of $2,488,340. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional private placement warrants at a price of $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, the Company has not borrowed any amount from Working Capital Loans.

We will have until August 23, 2023 to consummate our initial business combination. On February 13, 2023, the Company’s shareholders approved the Extension Proposal. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Extension Proposal. Accordingly, the Company now has until August 23, 2023 to consummate its initial business combination. In connection with the votes to approve the Extension Proposal, the holders of 10,415,452 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $109.31 million, leaving approximately $100.59 million in the Trust Account.

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. However, the $271,467 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the combination period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements for the next two months from the issuance of these financial statements.

Our only activities through December 31, 2022 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, the Class A ordinary shares subject to possible redemption in the amount of $208,932,880 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2022, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in internal controls over financial reporting.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Alexander Edgarov	46	Chief Executive Officer, Director
Sheldon Brickman	57	Chief Financial Officer
Eric Weinstein	69	Chairman of the Board
Michael Moradzadeh	43	Director
Dave Cameron	56	Director
Jing Huang	46	Director
Andrey Novikov	52	Director
Kevin Chen	46	Director

Alexander Edgarov has served as our Chief Executive Officer and as a member of our Board since March 2021. Mr. Edgarov is a sponsor investor of, and since November 2020 has served as a senior advisor to, Edoc Acquisition Corporation, (NASDAQ: ADOC), a healthcare special purpose acquisition company. From 2016 to 2018, he was a venture partner with New Margin Capital, a leading venture capital fund in China. Mr. Edgarov has served as a Principal at Sapta Group Corp since 2014. Earlier in his career, Mr. Edgarov served as a global account executive for a leading international supply chain company, where he oversaw multiple teams across the globe and worked with Fortune 100 companies overseeing multi-million dollar accounts in the fields of automotive, fashion and technology. He is an investor and advisor to a wide-range portfolio of clients including companies, alternative investment funds, venture capital funds, and family offices with a focus on both public and private markets in the United States and China. Mr. Edgarov is an expert in building multi-level connections between business people and companies from China, the United States and Israel in the areas of venture capital, entertainment and technology. By relying on his extensive international network of contacts and partners, Mr. Edgarov provides strategic and tactical guidance, analysis and introduction services to companies and individuals who need to gain deeper understanding of local markets and seek to form partnerships and pursue opportunities with aligned partners who are leaders in their fields. Mr. Edgarov completed his undergraduate degree in Economics and Business and received his Bachelors of Art from the Ben-Gurion University of the Negev in Israel. He graduated summa cum laude from the Master of Arts program in International Affairs at the City College of New York.

We believe that Mr. Edgarov’s qualifications to serve on our Board include his extensive financial services leadership positions and entrepreneurial experience.

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

We believe that Mr. Brickman’s qualifications to serve on our Board include his substantial experience as a financial technology executive and entrepreneur, having held senior leadership positions in large corporations and having founded an industry-leading global financial services and consulting firm.

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

We believe that Mr. Weinstein’s qualifications to serve on our Board include his substantial experience as a financial executive, having held senior leadership positions in large financial institutions.

Michael Moradzadeh is a member of the Board and is considered independent. Michael Moradzadeh is a Founding Partner and the Chief Executive Officer of Rimon PC, and its affiliate NovaLaw, Inc. He has served and managed the firm in these capacities from its incipience in 2008. Mr. Moradzadeh’s legal practice focuses on technology company representation and international transactions. He represents both companies and investors in investment rounds and stock sales. He has worked on deals ranging from small angel investments to representing a private equity firm in a $6 billion acquisition. He is also heavily involved in secondary markets of private stock, representing sellers of restricted stock in Facebook, Twitter, Zynga, SolarCity, Dropbox, Bloom Energy, Gilt Groupe, Etsy and other pre-IPO companies. Internationally, Mr. Moradzadeh represented Bain Capital and Morgan Stanley in their international investment funds and has worked with foreign counsel in 130 jurisdictions on several international securities deals. Mr. Moradzadeh has presented on innovations in law firm management and business models at Harvard Law School, Stanford Law School, UC Berkeley Law School, and UC Hastings College of the Law. Mr. Moradzadeh has also presented to the board of directors of global law firms to help them innovate their own structures. Mr. Moradzadeh’s innovations with Rimon have received awards from the Financial Times and the American Bar Association Journal and have appeared in a wide array of international publications, including the Economist, the Atlantic, the Wall Street Journal, Harvard Business Review, the American Lawyer Magazine, the National Law Journal, American Bar Association Magazine, the National Post, Bloomberg, Law & More, Legal Management Magazine, the San Francisco and Los Angeles Daily Journals, the San Francisco Business Times, the Silicon Valley Business Journal, American Lawyer’s Law Technology News, Law 360, and eLawyering. Mr. Moradzadeh received his Bachelor of Arts in from the University of California, Berkeley, and his Juris Doctor degree from Columbia Law School in New York.

We believe that Mr. Moradzadeh’s qualifications to serve on our Board include his unique legal, business and management experience with a focus on the financial technology industry, along with his extensive private company experience.

Dave Cameron is a member of the Board and is considered independent. Mr. Cameron is a strategic, C-level data security and risk management executive who drives enterprise profitability and protects stakeholders by securing information assets, managing cyber risk, and enabling business strategies. From April of 2017 to September of 2020, Mr. Cameron acted as Senior Vice President and Chief Security Officer for US, UK, and France-based operations of AXA XL, a multi-line global insurance and reinsurance companies and was accountable for driving cultural and organizational change throughout the entities and implementing a sustainable cost effective information security practice. As a key advisor, Mr. Cameron’s duties included global management responsibilities covering cyber security, business continuity management and physical security as well as global responsibility for the overall information risk management programs, including the company’s information risk and security strategies, tactics, planning, governance, architecture, and operations. At XL Global Services, Inc., another insurance and reinsurance company, he served as Senior Vice President, Chief Information Security Officer, and VP of Information Risk from 2002 through April of 2017. At XL Global Services, he had global responsibility for overall Information Risk Management program, including the company’s information risk and security strategies, tactics, planning, governance, architecture, and operations. Mr. Cameron is an expert at navigating the complex global regulatory environment (GDPR, HIPAA, NYDFS, ITAR) and US regulatory regime as it pertains to the CFIUS. As a firm believer in security for both individuals and enterprises, Mr. Cameron achieved an “All Star” designation from Risk and Insurance magazine for his ongoing peer recognition in security awareness and education. One of these unique initiatives raised over $10,000 for Medicine Sans Frontier. As an active member of various global security consortiums including the FS-ISAC and the European-based ISF, he participated in thought leadership efforts to create a global information security culture. Additionally, he continuously participates in round table and panel discussions at international conferences to further entrench the security mindset and awareness. Mr. Cameron holds and maintains a CISSP designation and an Associates in Business from the University of Phoenix.

We believe that Mr. Cameron’s qualifications to serve on our Board include his substantial experience in risk management, along with his extensive experience in senior management. Mr. Cameron has over 20 years of combined experience in Information Security, Physical Security, Business Continuity Management and Regulatory Affairs.

Jing Huang is a member of the Board and is considered independent. Ms. Huang currently serves as Senior Vice President, Consumer Lines Strategy at Oscar Health, Inc. (NYSE: OSCR), a technology-driven health insurance company dedicated to creating a better healthcare experience for members with inclusive products and services. She served as Senior Vice President, Head of Individual Business, at Oscar Health, Inc. from October 2020 to Nov 2021 and Senior Vice President, Commercial Finance, at Oscar Health, Inc. from February 2020 to October 2020. Ms. Huang has prior experience at the multinational fintech giant Ant Group, where she acted as President and Chief Executive Officer of Ant Technologies US and Head of Intelligent Product and Services at Ant Financial from October 2017 to June 2019, focusing on inclusive financial service innovation and partnership. Prior to joining Ant Financial, Ms. Huang was Senior Managing Director, Global Treasury from April 2016 to September 2017 at AIG, a multi-line global insurer, responsible for group capital assessment including rating agency and Basel requirements, engagement in the development of IAIS Insurance Capital Standards, and various regulatory requirements with domestic and international regulators. At AIG, Ms. Huang also worked as a Managing Director, Global Actuarial from January 2011 to March 2014, and Senior Managing Director, Global Head of Insurance Company Capital and Asset Liability Management from March 2014 to April 2016. Ms. Huang was an adjunct faculty member of Columbia University’s Masters of Science program, Enterprise Risk Management. She holds a Bachelor of Science degree in Physics from Fudan University and a Ph.D. in Computational Biology from New York University.

We believe that Ms. Huang’s qualifications to serve on our Board include her extensive experience in M&A, financial and risk management, regulatory engagement in global settings, and global experience in product development and go-to-market on financial service innovation. Ms. Huang is a Fellow of the Society of Actuaries, and a member of the American Academy of Actuaries.

Andrey Novikov is a member of the Board and is considered independent. Mr. Novikov has since June of 2019 acted as Chief Executive Officer of Cardpay Mexico SAPI de CV, a Europe-based provider of physical and virtual payment services in Mexico. The company offers a wide range of services and a global merchant acquirer on a mission to enable fast, convenient, and secure payments for the businesses worldwide. Meanwhile, since November of 2019, he acts as Chief Financial Officer of Yunhong International (NASDAQ: ZGYH), a Cayman Islands SPAC. Since 2014, Mr. Novikov serves as a member of the Board of Innovative Payment Solutions, Inc. (OTC: IPSI), a US-based provider of physical and virtual payment services in Mexico. From 2008 to 2014, Mr. Novikov served as Vice President of QIWI PLC (NASDAQ: QIWI) and was primarily responsible for international business development and merger and acquisition transactions. From 1999 to 2007, Mr. Novikov served as the Deputy Director General of Bela Catarina Ltd., a Portuguese-Russian trading and manufacturing company. His responsibilities included negotiating with customers and partners in foreign countries, organizing the marketing events in Russia and Belarus, and implementing new sales analysis methods for business development and expansion. From 1996 to 1999, Mr. Novikov founded and managed Kvalitet Ltd., a trade company where he was involved in business development and implementation of innovative sales technology. He received an undergraduate degree from Moscow State Technological University Stankin.

We believe that Mr. Novikov’s qualifications to serve on our Board include his leadership roles and financial expertise. Mr. Novikov has extensive experience and managerial skills in the international trade, FinTech, e-commerce, and financial industries.

Kevin Chen is a member of the Board and a founder of our Sponsor. Mr. is Chairman and Chief Executive Officer of Edoc Acquisition Corporation (NASDAQ: ADOC), a SPAC focused on businesses in the North American and Asian-Pacific healthcare and healthcare provider sectors, since August of 2020. Mr. Chen also has since February of 2019 served as a member of the board of directors of Horizon Global Access Fund, a segregate, Cayman Islands-based, portfolio of Flagship Healthcare Properties Fund, which is a leading U.S. Healthcare REIT. Mr. Chen has also acted as Chief Investment Officer and Chief Economist of Horizon Financial, a New York-based investment management firm that offers cross-border solutions for global clients, with a specialty in investment in U.S. healthcare facilities, since January of 2018. He is responsible for advising clients investing in healthcare facilities in the United States. In addition, Mr. Chen currently serves as a Manager of ACM Macro LLC, a registered investment advisor and affiliated entity of Horizon Financial Advisors LLC. He took this position in June 2017. From 2013 to 2017, Mr. Chen managed portfolios at several investment firms that were not registered with the FINRA. From January of 2017 to June 2017, Mr. Chen acted as Chief Strategist at Hywin Capital Management, LLC. Mr. Chen was the Chief Investment Officer at Three Mountain Capital Management LP from August of 2013 until January of 2017. He has extensive experience with and has cultivated a broad network in investment management, particularly in the context of healthcare facilities. In his extensive business experience, Mr. Chen held essential positions such as co-founder and vice-chairman of the Absolute Return Investment Management Association of China, director of asset allocation at Morgan Stanley from August 2004 to August 2008, and manager at China Development Bank from September 1998 to August 2000. Mr. Chen has been a guest speaker at Harvard University, Fordham University, Pace University, and IESE Business School. He is a former member of the Adjunct Advisory Committee and former Interim Head of the Private Sector Concentration program of Master of Science in Global Affairs, New York University, and has been an adjunct professor in the Center for Global Affairs there since 2012. He received his PhD in Finance from the Financial Asset Management Engineering Center at University of Lausanne, Switzerland, an MBA in Finance from the Center for Economic Research, Tilburg University in the Netherlands, and a B.A. in Economics from the Renmin University of China in Beijing, China.

We believe that Mr. Chen’s qualifications to serve on our Board include his substantial experience in finance, along with his extensive experience in senior management.

We are advised by a strong team of professionals at our Sponsor, with extensive operating and investing experience.

Number and Terms of Office of Officers and Directors

Our Board consist of seven members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, which currently consists of Jing Huang and Andrey Novikov, will expire at our first annual general meeting. The term of office of the second class of directors, which we expect to be Eric Weinstein, Michael Moradzadeh and Dave Cameron, will expire at the second annual general meeting. The term of office of the third class of directors, which we expect to be Alexander Edgarov and Kevin Chen, will expire at the third annual general meeting.

Only holders of Class B ordinary shares will have the right to vote for the election of directors in any general meeting held prior to or in connection with the completion of our initial business combination, which directors will be proposed by the Company’s Board following a nomination by the nominating and corporate governance committee. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. These provisions of our Charter relating to the rights of holders of Class B ordinary shares to appoint directors may be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint officers as it deems appropriate pursuant to our Charter.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to the registration statement. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our Board will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into any report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2022, there were no delinquent filers.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 20, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares by:

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

	Number of Shares Beneficially Owned		Percentage of Outstanding Ordinary Shares(3)
Name and Address of Beneficial Owner(1)
Alexander Edgarov	5,733,084	(2)	37.2%
Sheldon Brickman	-		-
Eric Weinstein	-		-
Michael Moradzadeh	-		-
Jing Huang	-		-
Dave Cameron	-		-
Andrey Novikov	-		-
Kevin Chen	-		-
All directors and executive officers as a group (8 individuals)	5,733,084	(2)	37.2%
InFinT Capital LLC(4)(5)	5,733,084	(2)	37.2%
Saba Capital Management, L.P. (6)	1,367,000		8.9%
Taconic Capital Advisors L.P.(7)	1,250,000		8.1%
Polar Asset Management Partners Inc. (8)	1,075,000		7.0%
Periscope Capital Inc. (9)	1,138,979		7.4%
Glazer Capital, LLC (10)	1,947,475		12.6%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 32 Broadway, Suite 401, New York, NY 10004.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)	Based on 15,417,511 shares issued and outstanding as of March 20, 2023 (5,833,083 founder shares and 9,584,428 Class A ordinary shares).

(4)	InFinT Capital LLC, our Sponsor, is the record holder of such shares. Alexander Edgarov is the sole member of the Sponsor and has dispositive and voting control of the securities held of record by the Sponsor, and may be deemed to beneficially own such securities. Mr. Edgarov disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(5)	None of the 760,837 of the founder shares was surrendered by our Sponsor as the result of the underwriter’s full exercise of the over-allotment option.

(6)	Based on a Schedule 13G/A filed on February 14, 2023, by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Reporting Persons”). Saba Capital is organized as a limited partnership under the laws of the State of Delaware. Saba GP is organized as a limited liability company under the laws of the State of Delaware. Mr. Weinstein is a citizen of the United States. The address of the business office of each of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7)	Based on a Schedule 13G/A filed on February 10, 2023, by Taconic Capital Advisors L.P., a Delaware limited partnership (“Taconic Advisors LP”), Taconic Capital Advisors UK LLP, a United Kingdom limited liability partnership (“Taconic Advisors UK”), Taconic Associates LLC, a Delaware limited liability company (“Taconic Associates”), Taconic Capital Partners LLC, a Delaware limited liability company (“Taconic Capital”), Taconic Capital Performance Partners LLC, a Delaware limited liability company (“Taconic Partners”), and Mr. Frank P. Brosens (together, the “Reporting Persons”), with respect to the Class A ordinary shares held by the Reporting Persons for the accounts of Taconic Opportunity Master Fund L.P. (“Taconic Opportunity Fund”) and Taconic Master Fund 1.5 L.P. (“Taconic Event Fund”, and together with Taconic Opportunity Fund, the “Taconic Funds”). Taconic Advisors LP serves as the investment manager to each of the Taconic Funds. Taconic Advisors LP has entered into a sub-advisory agreement with Taconic Advisors UK pursuant to which Taconic Advisors UK serves as a subadvisor to Taconic Advisors LP in respect of each of the Taconic Funds. Taconic Advisors LP is the manager of Taconic Capital Services UK Ltd, the UK parent entity of Taconic Advisors UK. Accordingly, Taconic Advisors LP and Taconic Advisors UK may be deemed a beneficial owner of the Shares held for the accounts of the Taconic Funds. Taconic Partners serves as the general partner to Taconic Advisors LP. Taconic Associates serves as the general partner to Taconic Opportunity Fund, and accordingly may be deemed a beneficial owner of the Shares held for the account of Taconic Opportunity Fund. Taconic Capital serves as the general partner to Taconic Event Fund, and accordingly may be deemed a beneficial owner of the Shares held for the account of Taconic Event Fund. Mr. Brosens is a principal of Taconic Advisors LP and a manager of each of Taconic Partners, Taconic Associates and Taconic Capital. In such capacities, Mr. Brosens may be deemed a beneficial owner of the Shares held for the accounts of the Taconic Funds. The address of the principal business of office of each of Taconic Advisors LP, Taconic Associates, Taconic Partners, Taconic Capital and Mr. Brosens is c/o Taconic Capital Advisors L.P. 280 Park Avenue, 5th Floor, New York, NY 10017. The address of the principal business office of Taconic Advisors UK is 55 Grosvenor Street, 4th Floor, London, W1K 3HY, UK.

(8)	Based on a Schedule 13G filed on February 10, 2023, by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada and the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”), with respect to the Class A ordinary shares directly held by PMSMF. The address of the business office of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(9)	Based on a Schedule 13G filed on February 13, 2023, by Periscope Capital Inc.(“Periscope”), a Canadian company and the investment manager to certain private investment funds (each, a “Periscope Fund”), with respect to 202,300 Class A ordinary shares collectively and directly held by Periscope Funds. The address of the business office of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(10)	Based on a Schedule 13G filed on February 14, 2023 by Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), with respect to the Class A ordinary shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”) and Mr. Paul J. Glazer (together with Glazer Capital, the “Reporting Persons”), who serves as the Managing Member of Glazer Capital, with respect to the Class A ordinary shares held by the Glazer Funds. The address of the Reporting Persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

Immediately after the IPO, our initial shareholders beneficially own 22.58% of the then issued and outstanding ordinary shares. As a result of redemptions in connection with the extraordinary meeting held to approve the Extension Proposal, our initial shareholders currently beneficially own 37.8% of our issued and outstanding ordinary shares. Only holders of Class B ordinary shares will have the right to vote for the election of directors in any general meeting held prior to or in connection with the completion of our initial business combination, which directors will be proposed by the Company’s Board following a nomination by the nominating and corporate governance committee. Holders of our public shares will not have the right to appoint any directors to our Board prior to our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Charter and approval of significant corporate transactions including our initial business combination.

Our Sponsor has purchased an aggregate of 7,796,842 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $7,796,842 in the aggregate, in a private placement that occurred simultaneously with the closing of the IPO. The private placement warrants are identical to the warrants sold in the IPO. Pursuant to an agreement that we have entered into with the holders of the private placement warrants, the private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination. A portion of the purchase price of the private placement warrants are added to the proceeds from the IPO to be held in the Trust Account such that at the time of closing of the IPO $ 202,998,782 are held in the Trust Account. If we do not complete our initial business combination prior to August 23, 2023 (or such earlier date as determined by our Board), the private placement warrants will expire worthless.

InFinT Capital LLC, our Sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We issued to our Sponsor an aggregate of 5,833,083 founder shares in exchange for a capital contribution of $25,100, or approximately $0.004 per share. Our Sponsor transferred 99,999 founder shares to EF Hutton as representative shares (the representative shares are deemed to be underwriter’s compensation by the FINRA pursuant to Rule 5110 of the FINRA Manual).

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

Our Sponsor, certain advisor transferees, officers and directors and EF Hutton as holder of representative shares have entered into a letter agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination, (B) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our Charter to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination prior to August 23, 2023 (or such earlier date as determined by our Board) or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination prior to August 23, 2023 (or such earlier date as determined by our Board), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within such time period; (D) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination; (E) the founder shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment as described herein and in our Charter; and (F) only holders of Class B ordinary shares will have the right to vote for the election of directors in any general meeting held prior to or in connection with the completion of our initial business combination, which directors will be proposed by the Company’s Board following a nomination.

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

On April 20, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $400,000, to be used for payment of costs related to the IPO. The note is interest bearing (0.01% annual rate) and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the IPO. These amounts have been repaid upon completion of the IPO out of the $696,875 of offering proceeds that has been allocated for the payment of offering expenses. As of December 31, 2022, there were no amounts outstanding under the promissory note.

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

Policy for Approval of Related Party Transactions

The audit committee of our Board have adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the Board and on his or her eligibility to serve on the Board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

The rules of NYSE require that a majority of our Board be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s Board, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in NYSE rules and applicable SEC rules prior to completion of the IPO. Our Board has determined that Michael Moradzadeh, Jing Huang, Eric Weinstein, Dave Cameron and Jing Huang are “independent directors” as defined in NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Our audit committee, our nominating and corporate governance committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that is approved by our Board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We established an audit committee of the Board. Dave Cameron and Jing Huang serve as members of the audit committee and Michael Moradzadeh serves as chair of the audit committee. All members of the audit committee are independent of and unaffiliated with our Sponsor and our underwriter. Under NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent.

Michael Moradzadeh is financially literate and our Board has determined that Michael Moradzadeh qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

We established a compensation committee of the Board. Michael Moradzadeh serves as a member of the compensation committee and Dave Cameron serves as chair of the compensation committee. Under NYSE listing standards, all the directors on the compensation committee must be independent.

We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our Board with respect to the compensation, and any incentive compensation and equity based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our Sponsor of up to $10,000 per month, for up to until August 23, 2023 (or such earlier date as determined by our Board), as applicable, for office space, utilities and secretarial and administrative support and reimbursement of expenses, and excluding director compensation as described herein, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the Board. Michael Moradzadeh serves as a member of our nominating and corporate governance committee and Eric Weinstein serves as chair. Under NYSE listing standards, all the directors on the nominating and corporate governance committee must be independent.

We have adopted a nominating and corporate governance committee charter, which will detail the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the Board, and recommending to the Board candidates for nomination for appointment at the annual general meeting or to fill vacancies on the Board;

●	developing and recommending to the Board and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board.

Only holders of Class B ordinary shares will have the right to vote for the election of directors in any general meeting held prior to or in connection with the completion of our initial business combination, which directors will be proposed by the Company’s Board following a nomination by the nominating and corporate governance committee.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. For the year ended December 31, 2022, fees for our independent registered public accounting firm were $75,000 for the services Marcum performed in connection with the audit of our December 31, 2022 consolidated financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2022, our independent registered public accounting firm incurred fees of $35,500 of audit related services in conjunction with the performance of the audit or review of consolidated financial statements.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Financial Statements

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(3)	Business Combination Agreement, dated as of August 3, 2022, by and among INFINT, Merger Sub and Seamless.
2.2(4)	Amendment No. 1 to the Business Combination Agreement, dated as of October 20, 2022, by and among INFINT, Merger Sub and Seamless.
2.3*	Amendment No. 2 to the Business Combination Agreement, dated as of November 29, 2022, by and among INFINT, Merger Sub and Seamless.
2.4(7)	Amendment No. 3 to the Business Combination Agreement, dated as of February 20, 2023, by and among INFINT, Merger Sub and Seamless.
3.1(6)	Second Amended and Restated Memorandum and Articles of Association, dated February 14, 2023
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Ordinary Share Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated November 23, 2021, between the Company and Continental Stock Transfer & Trust Company.
4.5(5)	Description of Securities of the Registrant.
10.1(2)	Promissory Note between InFinT Capital LLC, the Representative and InFinT Acquisition Corporation
10.2(2)	Amended and Restated Founder Share Subscription Agreement, dated November 23, 2021, between InFinT Capital LLC and the Registrant
10.3(5)	Letter Agreement, dated November 23, 2021, among the Company, InFinT Capital LLC and the other signatories made a party thereto.
10.4(1)	Investment Management Trust Agreement, dated November 23, 2021, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated November 23, 2021, among the Company and the other signatories made a party thereto.
10.6(1)	Private Placement Warrants Purchase Agreement, dated November 23, 2021, between the Company and InFinT Capital LLC.
10.7(1)	Transfer Agreement, dated November 23, 2021 among the Company, InFinT Capital LLC and EF Hutton, division of Benchmark Investments, LLC
10.8(1)	Transfer Agreement, dated November 23, 2021 among the Company, InFinT Capital LLC and JonesTrading Institutional Services LLC
10.9(1)	Administrative Support Agreement between the Company and InFinT Capital LLC.
10.10(1)	Underwriting Agreement, dated November 18, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters set forth on Schedule I thereto.
10.11(3)	Shareholder Support Agreement, dated as of August 3, 2022, by and among INFINT and certain shareholders of Seamless.
10.12(3)	Sponsor Support Agreement, dated as of August 3, 2022, by and among INFINT, Sponsor and Seamless.
10.13(3)	Form of Registration Rights Agreement
10.14(3)	Form of Lock-Up Agreement
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Label Document
101.PRE*	Inline XBRL Definition Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

(1) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2021.

(2) Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-256310), filed with the SEC on May 20, 2021, as amended.

(3) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 9, 2022.

(4) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2022.

(5) Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2022.

(6) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2023.

(7) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2023.

ITEM 16. FORM 10-K SUMMARY

None

INFINT ACQUISITION CORP

FOR THE YEAR ENDED DECEMBER 31, 2022

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

InFinT Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of InfinT Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from March 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from March 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency and has until August 23, 2023 to complete a Business Combination or the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.
Hartford, CT

March 21, 2023

INFINT ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current Assets
Cash	$271,467	$1,028,183
Prepaid expenses	94,553	604,107
Total Current Assets	366,020	1,632,290

Cash and marketable securities held in Trust Account	208,932,880	203,000,706
TOTAL ASSETS	$209,298,900	$204,632,996

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$2,787,773	$76,474
Accrued expenses – related party	66,587	-
Total current liabilities	2,854,360	76,474

Deferred underwriter fee payable	5,999,964	5,999,964
TOTAL LIABILITIES	8,854,324	6,076,438

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 19,999,880 shares at redemption value	208,932,880	202,998,782

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding the 19,999,880 shares subject to redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,833,083 issued and outstanding	583	583
Additional paid-in capital	-	-
Accumulated deficit	(8,488,887)	(4,442,807)
Total Shareholders’ Deficit	(8,488,304)	(4,442,224)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$209,298,900	$204,632,996

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from March 8, 2021 (Inception) To December 31, 2021

Formation and operating costs	$3,756,538	$183,619
Administrative expenses from related party	287,618
Loss from operation costs	(4,044,156)	(183,619)
Other income:
Interest earned on marketable securities held in Trust Account	2,932,192	1,924
Net Loss	$(1,111,964)	$(181,695)

Weighted average shares outstanding of Class A ordinary share subject to redemption	19,999,880	2,550,320
Basic and diluted net loss per ordinary share subject to redemption	$(0.04)	$(0.02)
Weighted average shares outstanding of Class B non-redeemable ordinary share	5,833,083	4,838,142
Basic and diluted net loss per ordinary share not subject to redemption	$(0.04)	$(0.02)

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	$-	5,833,083	$583	$-	$(4,442,807)	$(4,442,224)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(2,999,982)	(2,934,116)	(5,934,098)
Contribution for extension	-	-	-	-	2,999,982	-	2,999,982
Net loss	-	-	-	-	-	(1,111,964)	(1,111,964)
Balance – December 31, 2022 (audited)	-	$-	5,833,083	$583	$-	$(8,488,887)	$(8,488,304)

FOR THE PERIOD FROM MARCH 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 8, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor(1)	-		5,833,083	583	24,517	-	25,100
Fair value of public warrants issued	-	-	-	-	7,482,088	-	7,482,088
Offering costs allocated to public warrants	-	-	-	-	(349,831)	-	(349,831)
Private Placement Warrants	-	-	-	-	7,796,842	-	7,796,842
Fair value of representative shares	-	-	-	-	268,617	-	268,617
Accretion of Class A Ordinary Share subject to possible redemption	-	-	-	-	(15,222,233)	(4,261,112)	(19,483,345)
Net loss	-	-	-	-	-	(181,695)	(181,695)
Balance – December 31, 2021 (audited)	-	$-	5,833,083	$583	$-	$(4,442,807)	$(4,442,224)

(1)	Effective on November 18, 2021, the Subscription Agreement was amended and restated to reflect an additional issuance to Sponsor of 801,833 Founder Share by virtue of the upsize of the offering. Hence, an aggregate of 5,833,083 founder shares of Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the upsize of the offering.

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from March 8, 2021 (Inception) to December 31, 2021
Cash flows from operating activities:
Net loss	$(1,111,964)	$(181,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(2,932,192)	(1,924)
Changes in operating assets and liabilities:
Prepaid insurance	509,554	(604,107)
Accrued expenses	2,711,299	76,474
Accrued expenses – related party	66,587
Net cash used in operating activities	(756,716)	(711,252)

Cash flows from investing activities:
Investment of cash in Trust Account	(2,999,982)	(202,998,782)
Net cash provided by investing activities	(2,999,982)	(202,998,782)

Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,100
Proceeds from sale of Units, net of underwriting discount paid	-	197,498,815
Proceeds from sale of Private units	-	7,796,842
Payment of offering costs	-	(582,540)
Proceeds from Promissory Note	-	338,038
Repayment of Promissory Note	-	(338,038)
Proceeds for extension	2,999,982	-
Net cash provided by financing activities	2,999,982	204,738,217

Net change in cash	(756,716)	1,028,183
Cash at beginning of period	1,028,183	-
Cash at end of period	$271,467	$1,028,183

Non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$5,934,098	$-
Deferred underwriting fee payable	$-	$5,999,964

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

At December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company has listed the Units on the New York Stock Exchange (“NYSE”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the placement units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.15 per Unit sold in the Initial Public Offering, including the proceeds of the sale of the Private Placement Warrants, will be held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. These ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

In accordance with the provisions of the Charter and the business combination agreement among the Company, FINTECH Merger Sub Corp.(“Merger Sub”), and Seamless Group Inc., (“Seamless”), as amended (the “Business Combination Agreement”), Seamless deposited additional funds in the amount of $2,999,982 to the Company’s Trust Account on November 22, 2022 to automatically extend the date by which the Company must consummate a business combination from November 23, 2022 to February 23, 2023.

Initial Business Combination

On February 13, 2023, the Company’s shareholders approved a special resolution (the “Extension Proposal”) to amend the Charter to extend the date that the Company has to consummate a business combination from February 23, 2023 to the to August 23, 2023, or such earlier date as determined by the Company’s board of directors (such date, the “Extended Date”). Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Extension Proposal. Accordingly, the Company now has until August 23, 2023 to consummate its initial business combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial business combination before the Extended Date.

The Sponsor has agreed (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination by the Extended Date or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination by the Extended Date although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial business combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial business combination.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.15 per share (whether or not the underwriter’s over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

On August 3, 2022, INFINT Acquisition Corporation, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“INFINT”), entered into the Business Combination Agreement with Merger Sub and Seamless (as amended on October 20, 2022, November 29, 2022 and February 20, 2023 and may be further amended, the “Business Combination Agreement”). The Business Combination Agreement was unanimously approved by INFINT’s board of directors. If the Business Combination Agreement is approved by INFINT’s shareholders (and the other closing conditions are satisfied or waived in accordance with the Business Combination Agreement), and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into Seamless (the “Merger”), with Seamless surviving the Merger as a wholly owned subsidiary of INFINT (Seamless, as the surviving entity of the Merger, is referred to herein as “New Seamless” and such transactions are referred to collectively as the “Proposed Transactions”).

Under the Business Combination Agreement, holders of Seamless’ shares (“Seamless Shareholders”) are expected to receive $400,000,000 (“Seamless Value”) in aggregate consideration in the form of INFINT ordinary shares, par value $0.0001 per share (“New INFINT Ordinary Shares”), equal to the quotient obtained by dividing (i) the Seamless Value by (ii) $10.00.

Going Concern, Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $271,467 of cash in its operating account and working capital deficit of approximately $2,488,340.

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

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, the $271,467 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements.

On August 3, 2022, the Company entered into a Business Combination Agreement with Seamless, as discussed above. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by required liquidation date. On February 13, 2023, the Company’s shareholders approved the Extension Proposal. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Extension Proposal. Accordingly, the Company now has until August 23, 2023 to consummate its initial business combination. In connection with the votes to approve the Extension Proposal, the holders of 10,415,452 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $109.31 million, leaving approximately $100.59 million in the Trust Account. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Cash and Marketable Securities Held in Trust Account

As of December 31, 2022 and 2021, the Company had $208,932,880 and $203,000,706 in cash and marketable securities held in the Trust Account.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs of $582,540 consist principally of costs incurred in connection with formation of the Company and preparation for the Initial Public Offering and fair value of representative shares of $268,617. These costs, together with the underwriter discount of $8,499,949 and fair value of the representation shares were charged to additional paid-in capital upon completion of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, the Class A ordinary shares subject to possible redemption in the amount of $208,932,880 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$199,998,800
Less:
Proceeds allocated to public warrants	(7,482,088)
Class A ordinary shares issuance costs	(9,351,106)
Plus:
Offering costs allocated to public warrants	349,831
Accretion of carrying value to initial redemption value	19,483,345
Class A ordinary shares subject to possible redemption at December 31, 2021	$202,998,782
Accretion of carrying value to initial redemption value	5,934,098
Class A ordinary shares subject to possible redemption at December 31, 2022	$208,932,880

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021, and for the year ended December 31, 2022, and for the period from March 8, 2021 (inception), through December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the year ended December 31, 2022		For the period from March 8, 2021 (inception) to December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(860,883)	$(251,081)	$(62,717)	$(118,978)
Denominator:
Basic and diluted weighted average common shares	19,999,880	5,833,083	2,550,320	4,838,142
Basic and diluted net loss per ordinary share	$(0.04)	$(0.04)	$(0.02)	$(0.02)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB (as defined below) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

At December 31, 2022 and 2021, the Company has issued an aggregate of 5,833,083 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,100 in cash. Our Sponsor transferred 69,999 Class B ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as representative shares (the representative shares are deemed to be underwriter’s compensation by the Financial Industry Regulatory Authority (the “FINRA”) pursuant to Rule 5110 of the FINRA Manual). The initial shareholders collectively own 22.58% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the placement units and underlying securities).

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

Promissory Note – Related Party

On April 20, 2021, the Sponsor issued an unsecured promissory note (the “Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $400,000, to be used for payment of costs related to the Initial Public Offering. The note was interest bearing (0.01% annual rate) and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. These amounts were repaid upon completion of the Initial Public Offering out of the $696,875 of offering proceeds that has been allocated for the payment of offering expenses. The Company borrowed $338,038 (included interest) under the Promissory Note, and fully repaid the Note in full on December 10, 2021. As of December 31, 2022 and 2021, there was no outstanding balance under the Promissory Note.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NYSE through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the year ended December 31, 2022, the Company incurred $120,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $167,618. For the period from March 8, 2021 (inception) through December 31, 2021, the Company incurred $10,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $26,403.

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

On As of December 31, 2022 and 2021, the Company has not borrowed any amounts from Working Capital Loans.

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

Shareholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, INFINT, Seamless Shareholders and Seamless entered into the Shareholder Support Agreement, pursuant to which, among other things, such Seamless Shareholders party thereto agreed to (a) vote their Seamless shares in support and favor of the Business Combination Agreement, the proposed Transactions and all other matters or resolutions that could reasonably be expected to facilitate the proposed Transactions, (b) waive any dissenters’ rights in connection with the Transactions, (c) not transfer their respective Seamless shares and (d) terminate the Seamless’ shareholders’ agreement at or prior to Closing.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Sponsor, INFINT and Seamless had entered into the Sponsor Support Agreement, pursuant to which, among other things, Sponsor agreed to (a) vote at the Company’s shareholder meeting in favor of the Business Combination Agreement and the Proposed Transactions, (b) abstain from redeeming any Sponsor founder shares in connection with the Proposed Transactions, and (c) waive certain anti-dilution provisions contained in the Company’s Memorandum and Articles of Association.

Lock-Up Agreement

At the Closing, INFINT will enter into individual Lock-Up Agreements with each of certain Seamless Shareholders (each, a “Locked-Up Shareholder”) pursuant to which, among other things, the New INFINT Ordinary Shares held by each Locked-Up Shareholder will be locked-up for a period ending on the earlier of (A) six (6) months following the Closing and (B) the date after the Closing on which INFINT consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction with an unaffiliated third party that results in all of INFINT’s shareholders having the right to exchange their INFINT Shares for cash, securities, or other property.

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

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

Class A Ordinary share — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were no Class A ordinary shares issued and outstanding (excluding the 19,999,880 shares subject to redemption).

Class B Ordinary share — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and December 31, 2021, there were 5,833,083 Class B ordinary shares issued and outstanding. The Sponsor transferred 69,999 Class B Ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as representative shares. Hence, as of December 31, 2022 and 2021, 5,733,084 of Class B ordinary shares were held by the Sponsor and 99,999 of such shares were held by the representatives as representative shares. The initial shareholders own 22.58% of the issued and outstanding shares after the Initial Public Offering, assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. Class B ordinary share will automatically convert into Class A ordinary share at the time of the Company’s initial business combination on a one-for-one basis.

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

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2022 and 2021, there were 9,999,940 Public Warrants outstanding and 7,796,842 warrants (each, a “Private Warrant” and collectively, the “Private Warrants”) outstanding. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

NOTE 8. INITIAL BUSINESS COMBINATION

On August 3, 2022, INFINT entered into the Business Combination Agreement with Merger Sub and Seamless. The Business Combination Agreement was unanimously approved by INFINT’s board of directors. If the Business Combination Agreement is approved by INFINT’s shareholders (and the other closing conditions are satisfied or waived in accordance with the Business Combination Agreement), and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into Seamless, with Seamless surviving the Merger as a wholly owned subsidiary of INFINT.

Merger Consideration

Under the Business Combination Agreement, Seamless Shareholders are expected to receive Seamless Value in aggregate consideration in the form of New INFINT Ordinary Shares, equal to the quotient obtained by dividing (i) the Seamless Value by (ii) $10.00.

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

At the effective time, by virtue of the Merger:

●	all shares of Seamless issued and outstanding immediately prior to the effective time will be cancelled and converted into the right to receive, in accordance with the terms of the Business Combination Agreement and the Payment Spreadsheet, the number of New INFINT Ordinary Shares set forth in the Payment Spreadsheet;

●	Seamless options that are outstanding immediately prior to the effective time, whether vested or unvested, will be converted into the Exchanged Options in accordance with the terms of the Company Equity Plan, the Business Combination Agreement and the Payment Spreadsheet. Following the effective time, the Exchanged Options will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Seamless option(s) immediately prior to the effective time.

●	the RSUs that are outstanding immediately prior to the effective time will be converted into the Exchanged RSUs in accordance with the terms of the Company Equity Plan, the Business Combination Agreement and the Payment Spreadsheet. Following the effective time, the Exchanged RSUs will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Seamless RSUs immediately prior to the effective time.

Proxy Statement/Prospectus and INFINT Shareholder Meeting

INFINT and Seamless filed with the SEC a Registration Statement on Form S-4 on September 30, 2022, as amended on December 1, 2022 and February 13, 2023, which included a proxy statement/prospectus that will be used as a proxy statement to be used in connection with the special meeting of the INFINT shareholders to be held to consider approval and adoption of (i) the Business Combination Agreement and the transactions contemplated therein, (ii) the issuance of New INFINT Ordinary Shares as contemplated by the Business Combination Agreement, (iii) the INFINT Second Amended and Restated Memorandum and Articles and (iv) any other proposals the parties deem necessary or desirable to effectuate the transactions contemplated by the Business Combination Agreement.

NOTE 9. SUBSEQUENT EVENTS

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

On February 13, 2023, the Company held the Extraordinary General Meeting. The shareholders approved the Extension Proposal. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Extension Proposal. Accordingly, the Company now has until August 23, 2023 to consummate its initial business combination. In connection with the votes to approve the Extension Proposal, the holders of 10,415,452 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $109.31 million, leaving approximately $100.59 million in the Trust Account.

In accordance with the provisions of the Business Combination Agreement, as amended, additional fund in the amount of $290,000 were deposited by Seamless to the Trust Account on February 21, 2023, and the required contributions will continue to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until August 23, 2023 or such earlier date that the board determines to liquidate INFINT or the date an initial business combination is completed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFINT ACQUISITION CORPORATION

Dated: March 21, 2023	By:	/s/ Alexander Edgarov
Alexander Edgarov
Chief Executive Officer

Dated: March 21, 2023	By:	/s/ Sheldon Brickman
Sheldon Brickman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2023.

Signatures	Capacity in Which Signed

/s/ Eric Weinstein	Chairman of the Board
Eric Weinstein

/s/ Alexander Edgarov	Chief Executive Officer and Director
Alexander Edgarov	(Principal Executive Officer)

/s/ Sheldon Brickman	Chief Financial Officer
Sheldon Brickman	(Principal Financial and Accounting Officer)

/s/ Michael Moradzadeh	Director
Michael Moradzadeh

/s/ Dave Cameron	Director
Dave Cameron

/s/ Jing Huang	Director
Jing Huang

/s/ Andrey Novikov	Director
Andrey Novikov

/s/ Kevin Chen	Director
Kevin Chen

77