Form 10-Q
period 2023-03-31
InFinT Acquisition Corp
filed 2023-05-11
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, there were 9,584,428 Class A ordinary shares, par value $0.0001 per share, and 5,833,083 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFINT ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

Item 1. Financial Statements

INFINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$141,549	$271,467
Prepaid expenses	-	94,553
Total Current Assets	141,549	366,020

Cash and marketable securities held in Trust Account	101,834,184	208,932,880
TOTAL ASSETS	$101,975,733	$209,298,900

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$3,125,503	$2,787,773
Accrued expenses – related party	137,306	66,587
Total current liabilities	3,262,809	2,854,360

Deferred underwriter fee payable	5,999,964	5,999,964
TOTAL LIABILITIES	9,262,773	8,854,324

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 9,584,428 and 19,999,880 shares at redemption value, respectively	101,834,184	208,932,880

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding the 9,584,428 and 19,999,880 shares subject to redemption as of March 31, 2023 and December 31, 2022, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,833,083 issued and outstanding	583	583
Additional paid-in capital	-	-
Accumulated deficit	(9,121,807)	(8,488,887)
Total Shareholders’ Deficit	(9,121,224)	(8,488,304)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$101,975,733	$209,298,900

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Formation and operating costs	$577,950	$431,549
Administrative expenses from related party	54,970	51,460
Loss from operation costs	(632,920)	(483,009)
Other income:
Interest earned on marketable securities held in Trust Account	1,631,158	20,442
Net Income (Loss)	$998,238	$(462,567)

Weighted average shares outstanding of Class A ordinary share subject to redemption	14,560,700	19,999,880
Basic and diluted net income (loss) per ordinary share subject to redemption	$0.05	$(0.02)
Weighted average shares outstanding of Class B non-redeemable ordinary share	5,833,083	5,833,083
Basic and diluted net income (loss) per ordinary share not subject to redemption	$0.05	$(0.02)

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022 (audited)	-	$-	5,833,083	$583	$-	$(8,488,887)	$(8,488,304)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(580,000)	(1,631,158)	(2,211,158)
Contribution for extension	-	-	-	-	580,000	-	580,000
Net income	-	-	-	-	-	998,238	998,238
Balance – March 31, 2023 (unaudited)	-	$-	5,833,083	$583	$-	$(9,121,807)	$(9,121,224)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	-	$-	5,833,083	$583	$-	$(4,442,807)	$(4,442,224)
Net loss	-	-	-	-	-	(462,567)	(462,567)
Balance – March 31, 2022(unaudited)	-	$-	5,833,083	$583	$-	$(4,905,374)	$(4,904,791)

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$998,238	$(462,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(1,631,158)	(20,442)
Changes in operating assets and liabilities:
Prepaid insurance	94,553	166,750
Accrued expenses	337,730	206,535
Accrued expenses – related party	70,719	-
Net cash used in operating activities	(129,918)	(109,724)

Cash flows from investing activities:
Investment of cash in Trust Account	(580,000)	-
Net cash used in investing activities	(580,000)	-

Cash flows from financing activities:
Contribution for extension	580,000	-
Net cash provided by financing activities	580,000	-

Net change in cash	(129,918)	(109,724)
Cash at beginning of period	271,467	1,028,183
Cash at end of period	$141,549	$918,459

Non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$2,211,158	$-
Deferred underwriting fee payable	$-	$5,999,964
Redemption of Class A ordinary shares	$109,309,854	$-

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

At March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

In accordance with the provisions of the Charter and the Business Combination Agreement, Seamless deposited additional funds in the amount of $2,999,982 to the Company’s Trust Account on November 22, 2022 to automatically extend the date by which the Company must consummate an initial business combination from November 23, 2022 to February 23, 2023.

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

Going Concern, Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $141,549 of cash in its operating account and working capital deficit of approximately $3,121,260.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, the $141,549 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

As of March 31, 2023, and December 31, 2022, the Company had $101,834,184 and $208,932,880 in cash and marketable securities held in the Trust Account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023, the Class A ordinary shares subject to possible redemption in the amount of $101,834,184 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The amounts of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption at January 1, 2022	$202,998,782
Accretion of carrying value to initial redemption value	5,934,098
Class A ordinary shares subject to possible redemption at December 31, 2022	$208,932,880
Accretion of carrying value to initial redemption value	2,211,158
Redemption of Class A ordinary shares	$(109,309,854)
Class A ordinary shares subject to possible redemption at March 31, 2023	$101,834,184

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$712,719	$285,519	$(358,119)	$(104,448)
Denominator:
Basic and diluted weighted average common shares	14,560,700	5,833,083	19,999,880	5,833,083
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.02)	$(0.02)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

At March 31, 2023 and December 31, 2022, the Company issued an aggregate of 5,833,083 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,100 in cash. Our Sponsor transferred 69,999 Class B ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as Representative Shares (the Representative Shares are deemed to be underwriter’s compensation by the Financial Industry Regulatory Authority (“FINRA”) pursuant to Rule 5110 of the FINRA Manual). The initial shareholders collectively own 22.58% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities).

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

IPO Promissory Note – Related Party

On April 20, 2021, the Sponsor issued an unsecured promissory note (the “IPO Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $400,000, to be used for payment of costs related to the Initial Public Offering. The note is interest bearing (0.01% annual rate) and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid upon completion of the Initial Public Offering out of the $696,875 of offering proceeds that has been allocated for the payment of offering expenses. The Company borrowed $338,038 (including interest) under the Promissory Note, and fully repaid the IPO Promissory Note in full on December 10, 2021. As of March 31, 2023 and December 31, 2022, there was no outstanding balance under the IPO Promissory Note.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NYSE through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. . For the three months ended March 31, 2023, the Company incurred $30,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $24,970. For the three months ended March 31, 2022, the Company incurred $30,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $21,460.

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

As of March 31, 2023 and December 31, 2022, the Company has not borrowed any amounts from the Working Capital Loans.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary share — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding (excluding the 9,584,428 shares subject to redemption as of March 31, 2023).

Class B Ordinary share — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 5,833,083 Class B ordinary shares issued and outstanding. The Sponsor transferred 69,999 Class B Ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as Representative Shares. Hence, as of March 31, 2023 and December 31, 2022, 5,733,084 of Class B ordinary shares were held by the Sponsor and 99,999 of such shares were held by the representatives as Representative Shares. The initial shareholders own 22.58% of the issued and outstanding shares after the Initial Public Offering, assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. As of March 31, 2022, the initial shareholders own 37.8% of the issued and outstanding shares. Class B ordinary share will automatically convert into Class A ordinary share at the time of the Company’s initial Business Combination on a one-for-one basis.

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

At March 31, 2023 and December 31, 2022, there were 9,999,940 Public Warrants outstanding and 7,796,842 Private Warrants outstanding, respectively. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

Proxy Statement/Prospectus and INFINT Shareholder Meeting

INFINT and Seamless filed with the SEC a Registration Statement on Form S-4 on September 30, 2022, as amended on December 1, 2022, February 13, 2023, and April 18, 2023, which included a proxy statement/prospectus that will be used as a proxy statement to be used in connection with the special meeting of the INFINT shareholders to be held to consider approval and adoption of (i) the Business Combination Agreement and the transactions contemplated therein, (ii) the issuance of New INFINT Ordinary Shares as contemplated by the Business Combination Agreement, (iii) the INFINT Second Amended and Restated Memorandum and Articles and (iv) any other proposals the parties deem necessary or desirable to effectuate the transactions contemplated by the Business Combination Agreement.

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

On May 1, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $150,000 to the Sponsor which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Note into that number of private placement warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of May 10, 2023, $75,000 is outstanding under the Note.

On April 18, 2023, in accordance with the Business Combination Agreement, as amended, additional funds in the amount of $290,000 were deposited by Seamless to the Trust Account.

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

Business Combination Agreement

On August 3, 2022, the Company, entered into a business combination agreement, which was amended by an amendment dated October 20, 2022, an amendment dated November 29, 2022 and an amendment dated February 20, 2023 (as amended and it may be further amended from time to time, collectively, the “Business Combination Agreement”), with FINTECH Merger Sub Corp., a Cayman Islands exempted company and a wholly owned subsidiary of INFINT (“Merger Sub”), and Seamless Group Inc., a Cayman Islands exempted company (“Seamless”). If the Business Combination Agreement is approved by the Company’s shareholders (and the other closing conditions are satisfied or waived in accordance with the Business Combination Agreement), and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into Seamless, with Seamless surviving the merger as a wholly owned subsidiary of the Company (the “merger” and the merger and the other transactions contemplated by the Business Combination Agreement, together, the “Business Combination”).

On November 22, 2022, in accordance with the terms of the Business Combination Agreement, as amended, Seamless deposited additional funds in the amount of $2,999,982 to the trust account (the “Trust Account”) to automatically extend the date by with the Company must consummate a business combination from November 23, 2022 to February 23, 2023. On February 13, 2023, at the extraordinary general meeting the Company’s shareholders approved a special resolution (the “Extension Proposal”) to amend the Company’s amended and restated memorandum and articles of association (the “Charter”) to extend the date that the Company has to consummate a business combination from February 23, 2023 to August 23, 2023, or such earlier date as determined by the Company’s board of directors (such date, the “Extended Date”). Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Extension Proposal. Accordingly, the Company now has until August 23, 2023 to consummate its initial business combination. In connection with the votes to approve the Extension Proposal, the holders of 10,415,452 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $109.31 million, leaving approximately $100.59 million in the Trust Account.

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

Results of Operations

Our only activities through March 31, 2023 were organizational activities, those necessary to consummate the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For three months ended March 31, 2023, we had net income of $998,238, which consisted of operating costs of $632,920, offset by interest earned on marketable securities held in the Trust Account of $1,631,158.

For the three months ended March 31,2022, we had net loss of $462,567, which consisted of operating costs of $483,009, offset by interest earned on marketable securities held in the Trust Account of $20,442.

Liquidity and Capital Resources

On November 23, 2021, the Company consummated the Initial Public Offering of 17,391,200 of its units (“Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant, with each whole warrant (“Warrant”) entitling the holder to purchase one ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $173,912,000.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement of 7,032,580 warrants at a price of $1.00 per private warrant (“Private Warrant”), generating total proceeds of $7,032,580, to the Sponsor. The Private Warrants are identical to the Warrants sold in the Initial Public Offering.

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

For the three months ended March 31, 2023, cash used in operating activities was $129,918. Net income of $998,238 was offset by interest earned on marketable securities held in the Trust Account of $1,631,158. Changes in operating assets and liabilities used $503,002 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $109,724. Net loss of $462,567 was offset by interest earned on marketable securities held in the Trust Account of $20,442. Changes in operating assets and liabilities used $373,285 of cash for operating activities.

At March 31, 2023, we had marketable securities held in the Trust Account of $101,834,184 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Through March 31, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

At March 31, 2023, we have available to us $141,549 of cash on our operating account and working capital deficit of $3,121,260. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The interest income earned on the investments in our trust account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (such loans, “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

As of March 31, 2023, the Company has not borrowed any amount from the Working Capital Loans.

On May 1, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $150,000 to the Sponsor which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Note into that number of private placement warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of May 10, 2023, $75,000 is outstanding under the Note.

We will have until the Extended Date to consummate our initial Business Combination. On February 23, 2023 and the 23rd day of each subsequent calendar month until the Extension Date, the lesser of (x) $290,000 and (y) $0.06 per public share multiplied by the number of public shares outstanding on such applicable date will be deposited into the Company’s Trust Account.

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. However, the $141,549 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the Combination Period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements for the next twelve months from the issuance of these financial statements.

Our only activities through March 31, 2023 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023, the Class A ordinary shares subject to possible redemption in the amount of $101,834,184 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the quarterly period ended March 31, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of the quarterly period ended March 31, 2023, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 23, 2021, the Company consummated the Initial Public Offering of 17,391,200 units at $10.00 per Unit and the sale of 7,032,580 Private Warrants at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the closing of the Initial Public Offering. The Company has listed the Units on the New York Stock Exchange. On November 23, 2021, the underwriters exercised their over-allotment option in full, according to which the Company consummated the sale of an additional 2,608,680 Units, at $10.00 per Unit, and the sale of an additional 764,262 Private Warrants, at $1.00 per Private Warrant. Following the closing of the over-allotment option, the Company generated total gross proceeds of $207,795,642 from the Initial Public Offering and the Private Placement, of which the Company raised $199,998,800 in the Initial Public Offering, $7,796,842 in the Private Placement and of which $202,998,782 was placed in the Company’s Trust Account with Continental Stock Transfer & Company as trustee, established for the benefit of the Company’s public shareholders. Transaction costs amounted to $9,351,106 consisting of $2,499,985 of underwriting fees, $5,999,964 was for deferred underwriting commissions, $268,617 for the fair value of the representative shares and $582,540 of other offering costs. The amount of funds available for a business combination is approximately $94.59 million after payment of $5,999,964 of deferred underwriting fees and payment of an aggregate redemption amount of approximately $109.31 million as a result of the approval of the Extension Proposal.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description

2.1***	Business Combination Agreement, dated as of August 3, 2022, by and among INFINT, Merger Sub and Seamless (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on August 9, 2022)

2.2	Amendment No. 1 to Business Combination Agreement, dated as of August 20, 2022, by and among INFINT, Merger Sub and Seamless (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on October 26, 2022)

2.3	Amendment No. 2 to Business Combination Agreement, dated as of November 29, 2022, by and among INFINT, Merger Sub and Seamless (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 10-K filed by the Company on March 22, 2023)

2.4	Amendment No. 3 to Business Combination Agreement, dated as of February 20, 2023, by and among INFINT, Merger Sub and Seamless (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 8-K filed by the Company on February 23, 2023)

3.1	Second Amended and Restated Memorandum and Articles of Association of INFINT Acquisition Corporation, dated February 14, 2023 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-41079) as filed with the SEC on February 15, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101..INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.
***

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINT ACQUISITION CORPORATION

Date: May 11, 2023	By:	/s/ Alexander Edgarov
	Name:	Alexander Edgarov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Sheldon Brickman
	Name:	Sheldon Brickman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

