Form 10-Q/A
period 2023-03-31
InFinT Acquisition Corp
filed 2023-08-04
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

INFINT Acquisition Corporation (the “Company”) is amending this Quarterly Report on Form 10-Q as a result of re-classification of non-cash items on cash flow. Subsequent to the issuance of the March 31, 2023 financial statements, we have determined that the disclosure of the cash flow financing activities, and investing activities in relation to the redemption of Series A ordinary shares needs to be restated. The redemption of the Class A ordinary shares of $109,309,854 was classified as a non-cash item and should have been disclosed as an inflow of cash in investing activities, and outflow of cash in financing activities.

Other than the foregoing items, no part of the Quarterly Report on Form 10-Q initially filed on May 11, 2023 is being amended, and the filing of this Amended Quarterly Report on Form 10-Q should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to May 11, 2023.

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

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(restated)
Cash flows from operating activities:
Net income (loss)	$998,238	$(462,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(1,631,158)	(20,442)
Changes in operating assets and liabilities:
Prepaid insurance	94,553	166,750
Accrued expenses	337,730	206,535
Accrued expenses – related party	70,719	-
Net cash used in operating activities	(129,918)	(109,724)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	109,309,854	-
Investment of cash in Trust Account	(580,000)	-
Net cash used in investing activities	108,729,854	-

Cash flows from financing activities:
Contribution for extension	580,000	-
Redemption of Class A ordinary shares	(109,309,854)	-
Net cash provided by financing activities	(108,729,854)	-

Net change in cash	(129,918)	(109,724)
Cash at beginning of period	271,467	1,028,183
Cash at end of period	$141,549	$918,459

Non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$2,211,158	$-
Deferred underwriting fee payable	$-	$5,999,964

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

Note 9 - Restatement of Financial Statements

In the statement of cash flows, the Company had previously included the redemption of Class A common stock under the non-cash investing and financing activities. In accordance with Accounting Standards Codification ("ASC") Topic 230, this redemption, regardless of whether the cash physically is transferred back to the Company from the Trust prior to the redemption, should be treated as a cash investing and financing activity. Therefore, the Company has restated its statement of cash flows for the three months ended March 31, 2023 as follows:

	As previously reported	Adjustments	As restated
Investing Activities
Cash withdrawn from Trust Account in connection with redemption	-	109,309,854	109,309,854
Total net cash (used in) provided by investing activities	(580,000)	109,309,854	108,729,854
Financing Activities
Redemption of Class A ordinary shares	-	(109,309,854)	(109,309,854)
Total net cash provided by (used in) investing activities	580,000	(109,309,854)	(108,729,854)
Non-cash investing and financing activities
Redemption of Class A ordinary shares	109,309,854	(109,309,854)	-

NOTE 10. SUBSEQUENT EVENTS

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

From April 2023 until July 2023, in accordance with the Business Combination Agreement, as amended, additional funds in the amount of $290,000 were deposited by Seamless, each month, to the Trust Account.

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

Cash from investing activities consisted of cash withdrawn from the trust account of $109,309,854 net with additional investments in the trust account of $580,000. Cash used in financing activities consisted of the redemption of ordinary shares of $109,309,854 net with contributions for the extension of $580,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the quarterly period ended March 31, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of the quarterly period ended March 31, 2023, our disclosure controls and procedures were not are effective due to the material weakness in internal controls over financial reporting related to the restatement described in Note 9 to our financial statements. The material weakness specifically related to the subsequent measurement of complex financial instruments.

To address this material weakness, management has devoted, and plans to continue to devote significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communication with the Company and the financial advisors. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting instruments that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimatley have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information requirement to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

INFINT ACQUISITION CORPORATION

Date: August 4, 2023	By:	/s/ Alexander Edgarov
	Name:	Alexander Edgarov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Sheldon Brickman
	Name:	Sheldon Brickman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

