Form 10-Q
period 2023-06-30
InFinT Acquisition Corp
filed 2023-08-14
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 9,584,428 Class A ordinary shares, par value $0.0001 per share, and 5,833,083 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFINT ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INFINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$11,816	$271,467
Prepaid expenses	-	94,553
Total Current Assets	11,816	366,020

Cash and marketable securities held in Trust Account	103,922,959	208,932,880
TOTAL ASSETS	$103,934,775	$209,298,900

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$3,427,568	$2,787,773
Accrued expenses – related party	127,354	66,587
Working capital loan- related party	75,000	-
Total current liabilities	3,629,922	2,854,360

Deferred underwriter fee payable	5,999,964	5,999,964
TOTAL LIABILITIES	9,629,886	8,854,324

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 9,584,428 and 19,999,880 shares at redemption value, respectively	103,922,959	208,932,880

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding the 9,584,428 and 19,999,880 shares subject to redemption as of June 30, 2023 and December 31, 2022, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,833,083 issued and outstanding	583	583
Additional paid-in capital	-	-
Accumulated deficit	(9,618,653)	(8,488,887)
Total Shareholders’ Deficit	(9,618,070)	(8,488,304)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$103,934,775	$209,298,900

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operating costs	$436,801	$1,172,255	$1,014,751	$1,603,804
Administrative expenses from related party	60,045	85,363	115,015	136,823
Loss from operation costs	(496,846)	(1,257,618)	(1,129,766)	(1,740,627)
Other income:
Interest earned on marketable securities held in Trust Account	1,218,775	274,119	2,849,933	294,561
Net Income (Loss)	$721,929	$(983,499)	$1,720,167	$(1,446,066)

Weighted average shares outstanding of Class A ordinary share subject to redemption	9,584,428	19,999,880	12,058,817	19,999,880
Basic and diluted net income (loss) per ordinary share subject to redemption	$0.05	$(0.04)	$0.10	$(0.06)
Weighted average shares outstanding of Class B non-redeemable ordinary share	5,833,083	5,833,083	5,833,083	5,833,083
Basic and diluted net income (loss) per ordinary share not subject to redemption	$0.05	$(0.04)	$0.10	$(0.06)

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022 (audited)	-	$-	5,833,083	$583	$-	$(8,488,887)	$(8,488,304)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(580,000)	(1,631,158)	(2,211,158)
Contribution for extension	-	-	-	-	580,000	-	580,000
Net income	-	-	-	-	-	998,238	998,238
Balance – March 31, 2023 (unaudited)	-	$-	5,833,083	$583	$-	$(9,121,807)	$(9,121,224)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(870,000)	(1,218,775)	(2,088,775)
Contribution for extension	-	-	-	-	870,000	-	870,000
Net income	-	-	-	-	-	721,929	721,929
Balance – June 30, 2023 (unaudited)	-	$-	5,833,083	$583	$-	$(9,618,653)	$(9,618,070)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	-	$-	5,833,083	$583	$-	$(4,442,807)	$(4,442,224)
Net loss	-	-	-	-	-	(462,567)	(462,567)
Balance – March 31, 2022(unaudited)	-	$-	5,833,083	$583	$-	$(4,905,374)	$(4,904,791)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(296,485)	(296,485)
Net loss	-	-	-	-	-	(983,499)	(983,499)
Balance – June 30, 2022 (unaudited)	-	$-	5,833,083	$583	$-	$(6,185,358)	$(6,184,775)

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,720,167	$(1,446,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(2,849,933)	(294,561)
Changes in operating assets and liabilities:
Prepaid insurance	94,553	329,115
Accrued expenses	639,795	1,159,812
Accrued expenses – related party	60,767	-
Net cash used in operating activities	(334,651)	(251,700)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	109,309,854	-
Investment of cash in Trust Account	(1,450,000)	-
Net cash used in investing activities	107,859,854	-

Cash flows from financing activities:
Redemption of Class A ordinary shares	(109,309,854)	-
Contribution for extension	1,450,000	-
Proceeds from working capital loan- related party	75,000	-
Net cash provided by financing activities	(107,784,854)	-

Net change in cash	(259,651)	(251,700)
Cash at beginning of period	271,467	1,028,183
Cash at end of period	$11,816	$776,483

Non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$2,849,933	$296,485

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

At June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Under the Business Combination Agreement, holders of Seamless’ shares (“Seamless Shareholders”) are expected to receive $400,000,000 in aggregate consideration in the form of INFINT ordinary shares, par value $0.0001 per share (“New INFINT Ordinary Shares”), equal to the quotient obtained by dividing (i) the $400,000,000 divided by (b) $10.00.

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

Going Concern, Liquidity and Capital Resources

As of June 30, 2023, the Company had approximately $11,816 of cash in its operating account and working capital deficit of approximately $3,618,106.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2023, and December 31, 2022, the Company had $103,922,959 and $208,932,880 in cash and marketable securities held in the Trust Account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023, the Class A ordinary shares subject to possible redemption in the amount of $103,922,959 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The amounts of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$208,932,880
Accretion of carrying value to initial redemption value	2,211,158
Redemption of Class A ordinary shares	(109,309,854)
Class A ordinary shares subject to possible redemption at March 31, 2023	101,834,184
Accretion of carrying value to initial redemption value	2,088,775
Class A ordinary shares subject to possible redemption at June 30, 2023	$103,922,959

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022, and for the three months ended June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended June 30
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$448,793	$273,136	$(761,425)	$(222,074)
Denominator:
Basic and diluted weighted average common shares	9,584,428	5,833,083	19,999,880	5,833,083
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.04)	$(0.04)

	For the six months ended June 30
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,159,361	$560,806	$(1,119,544)	$(326,522)
Denominator:
Basic and diluted weighted average common shares	12,058,817	5,833,083	19,999,880	5,833,083
Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$(0.06)	$(0.06)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

At June 30, 2023 and December 31, 2022, the Company issued an aggregate of 5,833,083 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,100 in cash. Our Sponsor transferred 69,999 Class B ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as Representative Shares (the Representative Shares are deemed to be underwriter’s compensation by the Financial Industry Regulatory Authority (“FINRA”) pursuant to Rule 5110 of the FINRA Manual). The initial shareholders collectively own 22.58% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities).

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

IPO Promissory Note – Related Party

On April 20, 2021, the Sponsor issued an unsecured promissory note (the “IPO Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $400,000, to be used for payment of costs related to the Initial Public Offering. The note is interest bearing (0.01% annual rate) and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid upon completion of the Initial Public Offering out of the $696,875 of offering proceeds that has been allocated for the payment of offering expenses. The Company borrowed $338,038 (including interest) under the Promissory Note, and fully repaid the IPO Promissory Note in full on December 10, 2021. As of June 30, 2023 and December 31, 2022, there was no outstanding balance under the IPO Promissory Note.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NYSE through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the three months ended June 30, 2023, the Company incurred $30,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $30,045. For the six months ended June 30, 2023, the Company incurred $60,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $55,015. For the three months ended June 30, 2022, the Company incurred $30,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $55,363. For the six months ended June 30, 2022, the Company incurred $60,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $76,823.

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

On May 1, 2023, INFINT Acquisition Corporation (the “Company”) issued an unsecured promissory note (the “Note”) in the principal amount of up to $150,000 to InFinT Capital LLC (the “Sponsor”), the Company’s sponsor, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Note into that number of private placement warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering (the “IPO”), as described in the prospectus for the IPO dated November 22, 2021 and filed with the U.S. Securities and Exchange Commission, including the transfer restrictions applicable thereto. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of June 30, 2023 and December 31, 2022, the Company has not borrowed $75,000 and nil from the Working Capital Loans, respectively.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary share — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding (excluding the 9,584,428 shares subject to redemption as of June 30, 2023).

Class B Ordinary share — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 5,833,083 Class B ordinary shares issued and outstanding. The Sponsor transferred 69,999 Class B Ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as Representative Shares. Hence, as of June 30, 2023 and December 31, 2022, 5,733,084 of Class B ordinary shares were held by the Sponsor and 99,999 of such shares were held by the representatives as Representative Shares. The initial shareholders own 22.58% of the issued and outstanding shares after the Initial Public Offering, assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. As of June 30, 2022, the initial shareholders own 37.8% of the issued and outstanding shares. Class B ordinary share will automatically convert into Class A ordinary share at the time of the Company’s initial Business Combination on a one-for-one basis.

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

At June 30, 2023 and December 31, 2022, there were 9,999,940 Public Warrants outstanding and 7,796,842 Private Warrants outstanding, respectively. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

From April 2023 until July 2023, in accordance with the Business Combination Agreement, as amended, additional funds in the amount of $290,000 were deposited by Seamless, each month, to the Trust Account. On July 23, additional funds of the amount of $290,000 were deposited by Seamless to the Trust Account. As of August 13, totaling $1,740,000 has been deposited to the Trust Account.

On August 2, 2023, the Company filed a Definitive Proxy Statement on Schedule 14A (“Definitive Schedule 14A”) relating to an extraordinary general meeting of shareholders to be held on August 18, 2023, at 12:00 p.m., Eastern Time, to approve an amendment to the Company’s Charter which would, if implemented, allow INFINT to extend the date by which it has to consummate a Business Combination, from August 23, 2023 to February 23, 2024, or such earlier date as determined by the Company’s board of directors (such later date, the “Second Extended Date,” and such proposal, the “Second Extension Proposal”). The Company will also seek shareholder approval for the adjournment of the extraordinary general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Second Extension Proposal.

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

In accordance with the Business Combination Agreement, as amended, additional funds in the amount of $1,450,000 were deposited by Seamless to the Trust Account as of June 30, 2023, and the required contributions will continue to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until August 23, 2023 or such earlier date that the board determines to liquidate INFINT or the date an initial business combination is completed . On July 23, additional funds of the amount of $290,000 were deposited by Seamless to the Trust Account. As of August 13, totaling $1,740,000 has been deposited to the Trust Account.

On August 2, 2023, the Company filed a Definitive Schedule 14A relating to an extraordinary general meeting of shareholders to be held on August 18, 2023, at 12:00 p.m., Eastern Time, to approve an amendment to the Company’s Charter which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination, from August 23, 2023 to the Second Extended Date. The Company will also seek shareholder approval for the adjournment of the extraordinary general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Second Extension Proposal.

Results of Operations

Our only activities through June 30, 2023 were organizational activities, those necessary to consummate the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For three months ended June 30, 2023, we had net income of $721,929, which consisted of operating costs of $496,846, offset by interest earned on marketable securities held in the Trust Account of $1,218,775.

For six months ended June 30, 2023, we had net income of $1,720,167, which consisted of operating costs of $1,129,766, offset by interest earned on marketable securities held in the Trust Account of $2,849,933.

For the three months ended June 30,2022, we had net loss of $983,499, which consisted of operating costs of $1,257,618, offset by interest earned on marketable securities held in the Trust Account of $274,119.

For the six months ended June 30,2022, we had net loss of $1,446,066, which consisted of operating costs of $1,740,627, offset by interest earned on marketable securities held in the Trust Account of $294,561.

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

For the six months ended June 30, 2023, cash used in operating activities was $334,651. Net income of $1,720,167 was offset by interest earned on marketable securities held in the Trust Account of $2,849,933. Changes in operating assets and liabilities used $795,115 of cash for operating activities. Cash from investing activities consisted of cash withdrawn from the trust account of $109,309,854 net with additional investments in the trust account of $1,450,000. Cash used in financing activities consisted of the redemption of ordinary shares of $109,309,854 net with contributions for the extension of $1,450,000 and proceeds from working capital loan of $75,000.

For the six months ended June 30, 2022, cash used in operating activities was $(251,700). Net loss of $1,446,066 was offset by interest earned on marketable securities held in the Trust Account of $294,561. Changes in operating assets and liabilities used $1,488,927 of cash for operating activities.

At June 30, 2023, we had marketable securities held in the Trust Account of $103,922,959 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Through June 30, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

At June 30, 2023, we have available to us $11,816 of cash on our operating account and working capital deficit of $3,618,106. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The interest income earned on the investments in our trust account are unavailable to fund operating expenses.

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

On May 1, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $150,000 to the Sponsor which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Note into that number of private placement warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of June 30, 2023, $75,000 is outstanding under the Note.

We will have until the Extended Date to consummate our initial Business Combination. In accordance with the Business Combination Agreement, as amended, on February 23, 2023 and the 23rd day of each subsequent calendar month until the Extension Date, the lesser of (x) $290,000 and (y) $0.06 per public share multiplied by the number of public shares outstanding on such applicable date will be deposited into the Company’s Trust Account. As of June 30, 2023, a total amount of $1,450,000 has been deposited into the Trust Account.

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. However, the $11,816 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the Combination Period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements for the next twelve months from the issuance of these financial statements.

Our only activities through June 30, 2023 were organizational activities, those necessary to consummate the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023, the Class A ordinary shares subject to possible redemption in the amount of $103,922,959 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the quarterly period ended June 30, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of the quarterly period ended June 30, 2023, our disclosure controls and procedures are not effective due to the material weakness in internal controls over financial reporting related to the restatement described in Note 9 to our Form 10-Q/A March 31, 2023 financial statements filed on August 4, 2023. The material weakness specifically related to the subsequent measurement of complex financial instruments.

To address this material weakness, management has devoted, and plans to continue to devote significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communication with the Company and the financial advisors. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting instruments that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information requirement to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report other than the following:

The Company has identified a material weakness in its internal control over financial reporting as of March 31, 2023. If the Company is unable to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the company and materially and adversely affect its business and operating results.

The Company has identified a material weakness in its internal controls over financial reporting related to the disclosure of the cash flow financing activities, and investing activities in relation to the redemption of Series A ordinary shares, as further described in the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or, detected and corrected on a timely basis. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in the Company’s financial reporting, our securities price may decline and we may face litigation as a result. Further, effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud.

In light of the material weakness identified, although the Company has to identify and appropriately apply applicable accounting requirements, it plans to enhance its processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to the company’s financial statements. The plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom the Company consults regarding complex accounting applications. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. There can be no assurance that the measures taken to date, or any measures the Company may take in the future, will be sufficient to avoid potential future material weaknesses.

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
10.1

Promissory Note, dated May 1, 2023, issued by INFINT Acquisition Corporation to InFinT Capital LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-41079) as filed with the SEC on May 4, 2023)

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

INFINT ACQUISITION CORPORATION

Date: August 14, 2023	By:	/s/ Alexander Edgarov
	Name:	Alexander Edgarov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Sheldon Brickman
	Name:	Sheldon Brickman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

