Form 10-Q
period 2023-09-30
InFinT Acquisition Corp
filed 2023-11-20
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 7,408,425 Class A ordinary shares, par value $0.0001 per share, and 5,833,083 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFINT ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INFINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$80,473	$271,467
Prepaid expenses	-	94,553
Total Current Assets	80,473	366,020

Cash and marketable securities held in Trust Account	81,950,013	208,932,880
TOTAL ASSETS	$82,030,486	$209,298,900

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$3,832,568	$2,787,773
Accrued expenses – related party	169,027	66,587
Working capital loan- related party	250,000	-
Total current liabilities	4,251,595	2,854,360

Deferred underwriter fee payable	5,999,964	5,999,964
TOTAL LIABILITIES	10,251,559	8,854,324

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 7,408,425 and 19,999,880 shares at redemption value, respectively	81,950,013	208,932,880

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding the 7,408,425 and 19,999,880 shares subject to redemption as of September 30, 2023 and December 31, 2022, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,833,083 issued and outstanding	583	583
Additional paid-in capital	-	-
Accumulated deficit	(10,171,669)	(8,488,887)
Total Shareholders’ Deficit	(10,171,086)	(8,488,304)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$82,030,486	$209,298,900

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Formation and operating costs	$517,016	$1,118,431	$1,531,767	$2,859,058
Administrative expenses from related party	36,000	-	151,015	-
Loss from operation costs	(553,016)	(1,118,431)	(1,682,782)	(2,859,058)
Other income:
Interest earned on marketable securities held in Trust Account	1,232,175	916,262	4,082,108	1,210,823
Net Income (Loss)	$679,159	$(202,169)	$2,399,326	$(1,648,235)

Weighted average shares outstanding of Class A ordinary share subject to redemption	8,638,340	19,999,880	10,906,129	19,999,880
Basic and diluted net income (loss) per ordinary share subject to redemption	$0.05	$(0.01)	$0.14	$(0.06)
Weighted average shares outstanding of Class B non-redeemable ordinary share	5,833,083	5,833,083	5,833,083	5,833,083
Basic and diluted net income (loss) per ordinary share not subject to redemption	$0.05	$(0.01)	$0.14	$(0.06)

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022 (audited)	-	$-	5,833,083	$583	$-	$(8,488,887)	$(8,488,304)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(580,000)	(1,631,158)	(2,211,158)
Contribution for extension	-	-	-	-	580,000	-	580,000
Net income	-	-	-	-	-	998,238	998,238
Balance – March 31, 2023 (unaudited)	-	$-	5,833,083	$583	$-	$(9,121,807)	$(9,121,224)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(870,000)	(1,218,775)	(2,088,775)
Contribution for extension	-	-	-	-	870,000	-	870,000
Net income	-	-	-	-	-	721,929	721,929
Balance – June 30, 2023 (unaudited)	-	$-	5,833,083	$583	$-	$(9,618,653)	$(9,618,070)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(610,000)	(1,232,175)	(1,842,175)
Contribution for extension	-	-	-	-	610,000	-	610,000
Net income	-	-	-	-	-	679,159	679,159
Balance – September 30, 2023 (unaudited)	-	$-	5,833,083	$583	$-	$(10,171,669)	$(10,171,086)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	-	$-	5,833,083	$583	$-	$(4,442,807)	$(4,442,224)
Net loss	-	-	-	-	-	(462,567)	(462,567)
Balance – March 31, 2022(unaudited)	-	$-	5,833,083	$583	$-	$(4,905,374)	$(4,904,791)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(296,485)	(296,485)
Net loss	-	-	-	-	-	(983,499)	(983,499)
Balance – June 30, 2022 (unaudited)	-	$-	5,833,083	$583	$-	$(6,185,358)	$(6,184,775)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	-	(916,262)	(916,262)
Net loss	-	-	-	-	-	(202,169)	(202,169)
Balance – September 30, 2022 (unaudited)	-	$-	5,833,083	$583	$-	$(7,303,789)	$(7,303,206)

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,399,326	$(1,648,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(4,082,108)	(1,210,823)
Changes in operating assets and liabilities:
Prepaid insurance	94,553	497,392
Accrued expenses	1,044,795	1,838,474
Accrued expenses – related party	102,440	-
Net cash used in operating activities	(440,994)	(523,192)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	133,124,975	-
Investment of cash in Trust Account	(2,060,000)	-
Net cash provided by investing activities	131,064,975	-

Cash flows from financing activities:
Redemption of Class A ordinary shares	(133,124,975)	-
Contribution for extension	2,060,000	-
Proceeds from working capital loan- related party	250,000	-
Due to related parties	-	46,867
Net cash (used in) provided by financing activities	(130,814,975)	46,867

Net change in cash	(190,994)	(476,325)
Cash at beginning of period	271,467	1,028,183
Cash at end of period	$80,473	$551,858

Non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$6,142,108	$1,212,747

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

InFinT Acquisition Corporation (the “Company” or “INFINT”) is a blank check company incorporated in the Cayman Islands on March 8, 2021. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”).

At September 30, 2023, the Company had not yet commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On August 3, 2022, the Company entered into a Business Combination Agreement with FINTECH Merger Sub Corp., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company (“Merger Sub”), and Seamless Group Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Seamless”) (as amended by an amendment dated October 20, 2022, an amendment dated November 29, 2022 and an amendment dated February 20, 2023, and as may be amended and restated from time to time, the “Business Combination Agreement”). The Business Combination Agreement was unanimously approved by the Company’s board of directors. If the Business Combination Agreement is approved by the Company’s shareholders (and the other closing conditions are satisfied or waived in accordance with the Business Combination Agreement), and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into Seamless (the “Merger”), with Seamless surviving the Merger as a wholly owned subsidiary of the Company (Seamless, as the surviving entity of the Merger, is referred to herein as “New Seamless” and such transactions are referred to collectively as the “Proposed Transactions”).

Under the Business Combination Agreement, holders of Seamless’ shares (“Seamless Shareholders”) are expected to receive $400,000,000 in aggregate consideration in the form of INFINT ordinary shares, par value $0.0001 per share (“New INFINT Ordinary Shares”), equal to the quotient obtained by dividing (i) the $400,000,000 divided by (b) $10.00.

In accordance with the provisions of the Charter and the Business Combination Agreement, as amended, Seamless deposited additional funds in the amount of $2,999,982 to the Company’s Trust Account on November 22, 2022 to automatically extend the date by which the Company must consummate an initial business combination from November 23, 2022 to February 23, 2023.

On February 13, 2023, the Company’s shareholders approved a special resolution (the “First Extension Proposal”) to amend the Charter to extend the date that the Company has to consummate a business combination from February 23, 2023 to August 23, 2023, or such earlier date as determined by the Company’s board of directors. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the First Extension Proposal. Accordingly, the Company had until August 23, 2023 to consummate its initial business combination. In connection with the votes to approve the First Extension Proposal, the holders of 10,415,452 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $109.31 million, leaving approximately $100.59 million in the Trust Account.

On August 18, 2023, the Company’s shareholders approved a special resolution (the “Second Extension Proposal”) to amend the Charter to extend the date that the Company has to consummate a business combination from August 23, 2023 to February 23, 2024, or such earlier date as determined by the Company’s board of directors (such date, the “Extended Date”). Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Second Extension Proposal. Accordingly, the Company now has until February 23, 2024 to consummate its initial business combination (the “Combination Period”). In connection with the votes to approve the Second Extension Proposal, the holders of 2,176,003 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $23.8 million, leaving approximately $81.1 million in the Trust Account.

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

In accordance with the Business Combination Agreement, as amended, additional funds in the amount of $290,000 were deposited by Seamless to the Trust Account on February 21, 2023, and the required contributions continued to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until August 23, 2023. As of August 23, 2023, a total of $1,740,000 has been deposited into the Trust Account as such required contributions.

In accordance with the approval of the Second Extension Proposal, additional funds in the amount of $160,000 were deposited into the Trust Account on August 23, 2023, and the lesser of (x) $160,000 and (y) $0.04 per public share multiplied by the number of public shares outstanding on such applicable date (each date on which a Contribution is to be deposited into the trust account, a “Contribution Date”) will be deposited into the Company’s Trust Account (a “Contribution”) on the 23rd day of each subsequent calendar month until the Extended Date. As of November 17, 2023, a total of $640,000 has been deposited into the Trust Account as such required Contributions.

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

Going Concern, Liquidity and Capital Resources

As of September 30, 2023, the Company had approximately $80,473 of cash in its operating account and working capital deficit of approximately $4,171,122.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, the $80,473 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements.

On August 3, 2022, the Company entered into a Business Combination Agreement with Seamless, as discussed above. The Business Combination Agreement was amended by an amendment dated October 20, 2022, an amendment dated November 29, 2022 and an amendment dated February 20, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by required liquidation date. On August 18, 2023, the Company’s shareholders approved the Second Extension Proposal. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Second Extension Proposal. Accordingly, the Company now has until February 23, 2024 to consummate its initial business combination. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2023, and December 31, 2022, the Company had $81,950,013 and $208,932,880 in cash and marketable securities held in the Trust Account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023, the Class A ordinary shares subject to possible redemption in the amount of $81,950,013 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The amounts of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$208,932,880
Accretion of carrying value to initial redemption value	2,211,158
Redemption of Class A ordinary shares	(109,309,854)
Class A ordinary shares subject to possible redemption at March 31, 2023	101,834,184
Accretion of carrying value to initial redemption value	2,088,775
Class A ordinary shares subject to possible redemption at June 30, 2023	103,922,959
Accretion of carrying value to initial redemption value	1,842,175
Redemption of Class A ordinary shares	(23,815,121)
Class A ordinary shares subject to possible redemption at September 30, 2023	$81,950,013

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022, and for the three months ended September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended September 30
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$405,406	$273,753	$(156,519)	(45,650)
Denominator:
Basic and diluted weighted average common shares	8,638,340	5,833,083	19,999,880	5,833,083
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.01)	$(0.01)

	For the nine months ended September 30
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,563,237	$836,089	$(1,276,064)	(372,171)
Denominator:
Basic and diluted weighted average common shares	10,906,129	5,833,083	19,999,880	5,833,083
Basic and diluted net income (loss) per ordinary share	$0.14	$0.14	$(0.06)	$(0.06)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

At September 30, 2023 and December 31, 2022, the Company issued an aggregate of 5,833,083 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,100 in cash. Our Sponsor transferred 69,999 Class B ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as Representative Shares (the Representative Shares are deemed to be underwriter’s compensation by the Financial Industry Regulatory Authority (“FINRA”) pursuant to Rule 5110 of the FINRA Manual). The initial shareholders collectively own 22.58% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities).

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

IPO Promissory Note – Related Party

On April 20, 2021, the Sponsor issued an unsecured promissory note (the “IPO Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $400,000, to be used for payment of costs related to the Initial Public Offering. The note is interest bearing (0.01% annual rate) and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid upon completion of the Initial Public Offering out of the $696,875 of offering proceeds that has been allocated for the payment of offering expenses. The Company borrowed $338,038 (including interest) under the Promissory Note, and fully repaid the IPO Promissory Note in full on December 10, 2021. As of September 30, 2023 and December 31, 2022, there was no outstanding balance under the IPO Promissory Note.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NYSE through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the three months ended September 30, 2023, the Company incurred $30,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $6,000. For the nine months ended September 30, 2023, the Company incurred $90,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $61,015. For the three months ended September 30, 2022, the Company incurred $30,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $44,621. For the nine months ended September 30, 2022, the Company incurred $90,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $121,445.

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

On May 1, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $150,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Note into that number of private placement warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants, including the transfer restrictions applicable thereto. The Note was subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

On September 13, 2023, the Company issued an unsecured promissory note (the “Amended Note”) in the principal amount of up to $400,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Amended Note amended, replaced and superseded in its entirety the Note, and any unpaid principal balance of the indebtedness evidenced by the Note has been merged into and evidenced by the Amended Note. The Amended Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Amended Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Amended Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants, including the transfer restrictions applicable thereto. The Amended Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Amended Note and all other sums payable with regard to the Amended Note becoming immediately due and payable. As of September 30, 2023 and December 31, 2022, the Company has borrowed $250,000 and nil from the Working Capital Loans, respectively.

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

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of commencement of sales of the Initial Public Offering pursuant to FINRA Rule 5110(e)(1s. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities for a period of 180 days beginning on the date of commencement of sales of the Initial Public Offering, except as provided in FINRA Rule 5110(e)(2).

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

Underwriting Agreement

The underwriter purchased the 2,608,680 units to cover over-allotments at the Initial Public Offering price.

The underwriter received a cash underwriting discount of (i) one and one-quarter percent (1.25%) of the gross proceeds of the Initial Public Offering, or $2,499,985, and (ii) one half of a percent (0.5%) in the form of Representative Shares. In addition, the underwriter is entitled to a deferred fee of three percent (3.00%) of the gross proceeds of the Initial Public Offering, or $5,999,964, upon closing of the Business Combination, pursuant to the underwriting agreement dated November 18, 2021 (the “Underwriting Agreement”). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the Underwriting Agreement.

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

Registration Rights Agreement

At the closing of the Business Combination, the Company and certain Seamless Shareholders and the Company’s shareholders party thereto (such shareholders, the “Holders”) will enter into the Registration Rights Agreement, pursuant to which, among other things, the Company will be obligated to file a registration statement to register the resale of certain New INFINT Ordinary Shares held by the Holders. The Registration Rights Agreement will also provide the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Lock-Up Agreement

At the closing of the Business Combination, the Company will enter into individual Lock-Up Agreements with each of certain Seamless Shareholders (each, a “Locked-Up Shareholder”) pursuant to which, among other things, New INFINT Ordinary Shares held by each Locked-Up Shareholder will be locked-up for a period ending on the earlier of (A) six (6) months following the Closing and (B) the date after the Closing on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction with an unaffiliated third party that results in all of the Company’s shareholders having the right to exchange their shares for cash, securities, or other property.

Right of First Refusal

For a period beginning on the closing of the Initial Public Offering and ending 12 months from the closing of a Business Combination, the Company has granted EF Hutton a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales of the Initial Public Offering.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary share — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding (excluding the 7,408,425 shares subject to redemption as of September 30, 2023 and 19,999,880 shares subject to redemption as of December 31, 2022, respectively).

Class B Ordinary share — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 5,833,083 Class B ordinary shares issued and outstanding. The Sponsor transferred 69,999 Class B Ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as Representative Shares. Hence, as of September 30, 2023 and December 31, 2022, 5,733,084 of Class B ordinary shares were held by the Sponsor and 99,999 of such shares were held by the representatives as Representative Shares. The initial shareholders own 22.58% of the issued and outstanding shares after the Initial Public Offering, assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. As of September 30, 2022, the initial shareholders own approximately 44.1% of the issued and outstanding shares. Class B ordinary share will automatically convert into Class A ordinary share at the time of the Company’s initial Business Combination on a one-for-one basis.

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

At September 30, 2023 and December 31, 2022, there were 9,999,940 Public Warrants outstanding and 7,796,842 Private Placement Warrants outstanding, respectively. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

NOTE 8. INITIAL BUSINESS COMBINATION

On August 3, 2022, INFINT entered into the Business Combination Agreement with Merger Sub and Seamless, which was amended by an amendment dated October 20, 2022, an amendment dated November 29, 2022 and an amendment dated February 20, 2023. The Business Combination Agreement was unanimously approved by INFINT’s board of directors. If the Business Combination Agreement is approved by INFINT’s shareholders (and the other closing conditions are satisfied or waived in accordance with the Business Combination Agreement), and the transactions contemplated by the Business Combination Agreement are consummated, Merger Sub will merge with and into Seamless, with Seamless surviving the Merger as a wholly owned subsidiary of INFINT.

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

Proxy Statement/Prospectus and INFINT Shareholder Meeting

INFINT and Seamless filed with the SEC a Registration Statement on Form S-4 on September 30, 2022, as amended on December 1, 2022, February 13, 2023, April 18, 2023, June 9, 2023 and August 11, 2023, which included a proxy statement/prospectus that will be used as a proxy statement to be used in connection with the special meeting of the INFINT shareholders to be held to consider approval and adoption of (i) the Business Combination Agreement and the transactions contemplated therein, (ii) the issuance of New INFINT Ordinary Shares as contemplated by the Business Combination Agreement, (iii) the INFINT Amended and Restated Memorandum and Articles and (iv) any other proposals the parties deem necessary or desirable to effectuate the transactions contemplated by the Business Combination Agreement.

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

From August 2023 until October 2023, in accordance with the approval of the Second Extension Proposal, the lesser of (x) $160,000 and (y) $0.04 per public share multiplied by the number of public shares outstanding on each Contribution Date were deposited into the Trust Account. As of November 17, a total of $640,000 has been deposited to the Trust Account as Contributions, of which, $320,000 was made after September 30, 2023.

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

On November 22, 2022, in accordance with the terms of the Business Combination Agreement, as amended, Seamless deposited additional funds in the amount of $2,999,982 to the Trust Account to automatically extend the date by with the Company must consummate a business combination from November 23, 2022 to February 23, 2023. On February 13, 2023, at the extraordinary general meeting the Company’s shareholders approved the First Extension Proposal to amend the Company’s Charter to extend the date that the Company has to consummate a business combination from February 23, 2023 to August 23, 2023, or such earlier date as determined by the Company’s board of directors. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the First Extension Proposal. Accordingly, the Company had until August 23, 2023 to consummate its initial business combination. In connection with the votes to approve the First Extension Proposal, the holders of 10,415,452 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $109.31 million, leaving approximately $100.59 million in the Trust Account.

On August 18, 2023, the Company’s shareholders approved the Second Extension Proposal to amend the Charter to extend the date that the Company has to consummate a business combination from August 23, 2023 to February 23, 2024, or such earlier date as determined by the Company’s board of directors. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Second Extension Proposal. Accordingly, the Company now has until February 23, 2024 to consummate its initial business combination. In connection with the votes to approve the Second Extension Proposal, the holders of 2,176,003 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $23.8 million, leaving approximately $81.1 million in the Trust Account.

In accordance with the Business Combination Agreement, as amended, and the approval of the Second Extension Proposal, additional funds in the amount of $160,000 were deposited into the Trust Account as of September 30, 2023, and the required contributions will continue to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until February 23, 2024 or such earlier date that the board determines to liquidate the Company or the date an initial business combination is completed. As of November 17, 2023, a total of $640,000 has been deposited to the Trust Account, of which, $320,000 was made after September 30, 2023.

Results of Operations

Our only activities through September 30, 2023 were organizational activities, those necessary to consummate the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For three months ended September 30, 2023, we had net income of $679,159, which consisted of operating costs of $533,016, offset by interest earned on marketable securities held in the Trust Account of $1,232,175.

For nine months ended September 30, 2023, we had net income of $2,399,326, which consisted of operating costs of $1,682,782, offset by interest earned on marketable securities held in the Trust Account of $4,082,108.

For the three months ended September 30,2022, we had net loss of $202,169, which consisted of operating costs of $1,118,431, offset by interest earned on marketable securities held in the Trust Account of $916,262.

For the nine months ended September 30,2022, we had net loss of $1,648,235, which consisted of operating costs of $2,859,058, offset by interest earned on marketable securities held in the Trust Account of $1,210,823.

Liquidity and Capital Resources

On November 23, 2021, the Company consummated the Initial Public Offering of 17,391,200 of Units. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one-half of one redeemable warrant, with each whole warrant (“Warrant”) entitling the holder to purchase one ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $173,912,000.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement of 7,032,580 warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $7,032,580, to the Sponsor. The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering.

On November 23, 2021, the Company consummated the sale of an additional 764,262 Private Placement Warrants in connection with the underwriter’s exercise of its over-allotment option to purchase an additional 2,608,680 Units for gross proceeds of $26,086,800. The Private Placement Warrants were sold at $1.00 per Private Placement Warrant, generating additional gross proceeds of $764,262. Following the closing of the over-allotment option, the Company generated total gross proceeds of $207,795,642 from the Initial Public Offering and the Private Placement, of which the Company raised $199,998,800 in the Initial Public Offering, $7,796,842 in the Private Placement and of which $202,998,782 was placed in the Company’s Trust Account established in connection with the Initial Public Offering.

For the nine months ended September 30, 2023, cash used in operating activities was $440,994. Net income of $2,399,326 was offset by interest earned on marketable securities held in the Trust Account of $4,082,108. Changes in operating assets and liabilities used $1,241,788 of cash for operating activities. Cash from investing activities consisted of cash withdrawn from the trust account of $133,124,975 net with additional investments in the trust account of $2,060,000. Cash used in financing activities consisted of the redemption of ordinary shares of $133,124,975 net with contributions for the extension of $2,060,000 and proceeds from working capital loan of $250,000.

For the nine months ended September 30, 2022, cash used in operating activities was $(523,192). Net loss of $1,648,235 was offset by interest earned on marketable securities held in the Trust Account of $1,210,823. Changes in operating assets and liabilities used $2,335,866 of cash for operating activities.

At September 30, 2023, we had marketable securities held in the Trust Account of $81,950,013 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Through September 30, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

At September 30, 2023, we have available to us $80,473 of cash on our operating account and working capital deficit of $4,171,122. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The interest income earned on the investments in our trust account are unavailable to fund operating expenses.

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

On September 13, 2023, the Company issued an unsecured promissory note (the “Amended Note”) in the principal amount of up to $400,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Amended Note amended, replaced and superseded in its entirety the Note, and any unpaid principal balance of the indebtedness evidenced by the Note has been merged into and evidenced by the Amended Note. The Amended Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Amended Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Amended Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its Initial Public Offering, as described in the prospectus for the Initial Public Offering, dated November 22, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The Amended Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Amended Note and all other sums payable with regard to the Amended Note becoming immediately due and payable. As of September 30, 2023, $250,000 is outstanding under the Note.

We will have until the Extended Date to consummate our initial Business Combination. In accordance with the Business Combination Agreement, as amended, and the approval of the Second Extension Proposal, additional funds in the amount of $160,000 were deposited into the Trust Account as of September 30, 2023, and the required contributions will continue to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until February 23, 2024 or such earlier date that the board determines to liquidate INFINT the Company or the date an initial business combination is completed. As of November 17, 2023, a total of $640,000 has been deposited to the Trust Account as required contributions.

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. However, the $80,473 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the Combination Period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements for the next twelve months from the issuance of these financial statements.

Our only activities through September 30, 2023 were organizational activities, those necessary to consummate the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023, the Class A ordinary shares subject to possible redemption in the amount of $81,950,0138 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the quarterly period ended September 30, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of the quarterly period ended September 30, 2023, our disclosure controls and procedures are not effective due to the material weakness in internal controls over financial reporting related to the restatement described in Note 9 to our amendment to the Form 10-Q for the quarter ended March 31, 2023 financial statements filed with the SEC on August 4, 2023. The material weakness specifically related to the subsequent measurement of complex financial instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 22, 2023 (the “Annual Report”), and any of the risks described in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 14, 2023 (the “Q2 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and the Q2 Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 23, 2021, the Company consummated the Initial Public Offering of 17,391,200 units at $10.00 per Unit and the sale of 7,032,580 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the closing of the Initial Public Offering. The Company has listed the Units on the New York Stock Exchange. On November 23, 2021, the underwriters exercised their over-allotment option in full, according to which the Company consummated the sale of an additional 2,608,680 Units, at $10.00 per Unit, and the sale of an additional 764,262 Private Placement Warrants, at $1.00 per Private Placement Warrant. Following the closing of the over-allotment option, the Company generated total gross proceeds of $207,795,642 from the Initial Public Offering and the Private Placement, of which the Company raised $199,998,800 in the Initial Public Offering, $7,796,842 in the Private Placement and of which $202,998,782 was placed in the Company’s Trust Account with Continental Stock Transfer & Company as trustee, established for the benefit of the Company’s public shareholders. Transaction costs amounted to $9,351,106 consisting of $2,499,985 of underwriting fees, $5,999,964 was for deferred underwriting commissions, $268,617 for the fair value of the representative shares and $582,540 of other offering costs. The amount of funds available for a business combination is approximately $63.87 million after payment of $5,999,964 of deferred underwriting fees and payment of an aggregate redemption amount of approximately $109.31 million as a result of the approval of the First Extension Proposal, and an aggregate redemption amount of approximately $23.8 million as a result of the approval of the Second Extension Proposal.

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
3.2

Third Amended and Restated Memorandum and Articles of Association of INFINT Acquisition Corporation, dated August 18, 2023 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-41079) as filed with the SEC on August 18, 2023)

10.1

Promissory Note, dated May 1, 2023, issued by INFINT Acquisition Corporation to InFinT Capital LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-41079) as filed with the SEC on May 4, 2023)

10.2

Amended and Restated Promissory Note, dated September 13, 2023, issued by INFINT Acquisition Corporation to InFinT Capital LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-41079) as filed with the SEC on September 15, 2023)

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

INFINT ACQUISITION CORPORATION

Date: November 20, 2023	By:	/s/ Alexander Edgarov
	Name:	Alexander Edgarov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Sheldon Brickman
	Name:	Sheldon Brickman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

