Form 10-K
period 2023-12-31
InFinT Acquisition Corp
filed 2024-03-27
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Class A ordinary shares of the registrant (based upon the closing price of the registrant’s Class A ordinary shares at that date as reported by the New York Stock Exchange), excluding outstanding shares beneficially owned by persons who may be deemed affiliates of the registrant, was $82,326,353.34.

As of March 26, 2024, there were 4,747,021 Class A ordinary shares, par value $0.0001 per share, and 5,833,083 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature, as that term is defined under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our proposed business combination with Seamless Group Inc. (“Seamless”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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

● our ability to consummate an initial business combination due to the uncertainty resulting from the past and ongoing impacts of COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, the military conflict between Hamas and Israel and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

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

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, if the proposed business combination with Seamless is not completed, we intend to focus our search on a target that aligns with the background and experience of Sponsor in the financial services and technology sector. Within financial services and technology, we expect to focus primarily on companies serving five sub-sectors: Banking & Payments, Capital Markets, Data & Analytics, Insurance and Investment Management. We seek financial technology companies in these sub-sectors that exhibit infrastructure-like characteristics and are strategically important to their customers and are also able to rapidly generate attractive risk-adjusted returns for shareholders. Furthermore, we believe that Sponsor’s fully integrated platform of investment expertise, industry perspective and skillset, and technological and innovation capabilities could radically change the trajectory of such companies.

On November 23, 2021, the Company consummated an initial public offering (the “IPO,” or the “Initial Public Offering”) of 17,391,200 units at $10.00 per unit (the “Units” and, with respect to the ordinary shares included in the Units, the “Public Shares”) and the sale of 7,032,580 warrants (each, a “Private Warrant” and collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the closing of the IPO (the “Private Placement”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one-half of one warrant (each, a “Public Warrant” and collectively, the “Public Warrants”), with each whole warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $173,912,000. The Company has listed the Units on the New York Stock Exchange (“NYSE”). On November 23, 2021, the underwriters exercised their over-allotment option in full, according to which the Company consummated the sale of an additional 2,608,680 Units, at $10.00 per Unit, and the sale of an additional 764,262 Private Warrants, at $1.00 per Private Warrant. Following the closing of the over-allotment option, the Company generated total gross proceeds of $207,795,642 from the IPO and the Private Placement, of which the Company raised $199,998,880 in the IPO, $7,796,842 in the Private Placement and of which $202,998,782 was placed in the Company’s Trust Account established in connection with the IPO.

Following the notice of delisting and suspension of trading of Public Warrants by the NYSE due to “abnormally low” price levels, Public Warrants were delisted from the NYSE effective December 13, 2023 and the trading in Public Shares and Units continues on NYSE.

Proposed Business Combination

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

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, Sponsor, the Company and Seamless had entered into the Sponsor Support Agreement, pursuant to which, among other things, Sponsor agreed to (a) vote at the Company’s shareholders’ meeting in favor of the Business Combination Agreement and the Proposed Transactions (as defined below), (b) abstain from redeeming any Sponsor founder shares in connection with the Proposed Transactions (as defined below), and (c) waive certain anti-dilution provisions contained in the Charter (as defined below).

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

The Business Combination, the Business Combination Agreement, as amended, the Shareholder Support Agreement, the Sponsor Support Agreement, the Registration Rights Agreement and the Lock-Up Agreement are more fully described in Note 1 and Note 6 to the financial statements included in Item 8 of this Annual Report. A copy (or form) of each of the foregoing agreements was included as an exhibit to the Current Report on Form 8-K filed with the SEC on August 9, 2022 and is also filed as an exhibit to this Annual Report.

Unless specifically stated, this Annual Report does not give effect to Business Combination and does not contain the risks associated with the Business Combination. Such risks and effects relating to the Business Combination are more fully disclosed in our preliminary prospectus/proxy statement included in a Registration Statement on Form S-4, filed with the SEC on September 30, 2022 and amended on December 1, 2022, February 13, 2023, April 18, 2023, June 9, 2023, August 11, 2023, and December 7, 2023.

Extensions

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

On February 14, 2023, the Company’s shareholders approved an amendment to the Charter (the “First Extension Amendment”). The First Extension Amendment extended the date by which the Company must consummate its initial business combination (the “First Extension”) from February 23, 2023, upon additional funds being deposited into the Company’s Trust Account to August 23, 2023, or such earlier date as determined by the Company’s board of directors (the “Board”and such date, as may be further extended by vote of the Company’s shareholders, the “First Extended Date”). In connection with the shareholder vote to approve the First Extension Amendment, the holders of 10,415,452 Class A ordinary shares property exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $109.31 million, leaving approximately $100.59 million in the Trust Account.

On August 18, 2023, the Company’s shareholders approved an amendment to the Charter to extend the date by which it has to consummate a Business Combination (the “Second Extension”) from August 23, 2023 to February 23, 2024, or such earlier date as determined by the Board (such date, as may be further extended by vote of the Company’s shareholders, the “Second Extended Date”). In connection with the votes to approve the Second Extension, the holders of 2,176,003 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $23.8 million, leaving approximately $81.1 million in the Company’s Trust Account.

On February 16, 2024, the Company’s shareholders approved an amendment to the Charter to extend the date by which it has to consummate a Business Combination (the “Third Extension”) from February 23, 2024 to November 23, 2024, or such earlier date as determined by the Board (such date, as may be further extended by vote of the Company’s shareholders, the “Third Extended Date”). In connection with the votes to approve the Third Extension, the holders of 2,661,404 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.36 per share, for an aggregate redemption amount of approximately $30.26 million, leaving approximately $53.97 million in the Company’s Trust Account.

In accordance with the Business Combination Agreement, as amended, additional funds in the amount of $80,000 were deposited by Seamless to the Trust Account on February 20, 2024, and the required contributions will continue to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until the Third Extended Date or the date an initial business combination is completed.

Sponsor

The Company was founded by our Sponsor, which was founded by a talented group of financial services and technology industry experts who have led or been involved in investments or M&A transactions in the financial technology & services, insurance, and info/tech services sectors. We believe the background and experience of our Sponsor members will allow us to source, identify and execute an attractive transaction for our shareholders.

Our Sponsor represents a tightly knit team of industry executives with extensive investment, operating and innovating experience in financial technology. The holistic combination of these three capabilities provides Sponsor with a differentiated playbook providing a competitive advantage across the investment life cycle, positioning it as the partner-of-choice to founders, management teams and vendors of target portfolio companies, and their customers alike.

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

Eric Weinstein is the Chairman of the Board and is one of the Company’s independent directors. Mr. Weinstein serves as an Investment Manager at Eastmore Group since February 2018 where his responsibilities as a managing director include screening and overseeing investments. He has previously served as a Managing Director at Neuberger Berman from May 2009 to January 2018 where he was also the Chairman of Hedge Fund Solutions and a member of the Investment Risk Committee and Alternatives Investment Committee. Mr. Weinstein has over 30 years of experience at global financial services firms that include Neuberger Berman, Lehman Brothers Holdings Inc., Swiss Bank Corporation, and Morgan Stanley. At Lehman Brothers, Mr. Weinstein acted as a Chief Investment Officer of Lehman Brothers Alternative Investment Management and oversaw a pool of capital that exceeded $5 billion U.S. dollars. He has served as the co-manager of a private equity investment start-up which was focused on providing seed capital to start up investment firms. He has also served as a director to a number of investment funds. Mr. Weinstein has global experience managing investments and servicing clients in North America, South America, Europe, Asia, and Oceania. In the 1990s, Mr. Weinstein managed a team of derivative analysts in Hong Kong (Swiss Bank), and he visited Beijing and Hong Kong on a regular basis to meet with then-existing and then-potential clients when working with Lehman Brothers and then Neuberger until 2015. Mr. Weinstein currently serves as Investment Manager for the Eastmore Group, which makes minority investments in companies that have assets in China, however Mr. Weinstein has never advised on any such investments. Mr. Weinstein received his MBA from the Wharton School at the University of Pennsylvania and a Bachelor of Arts in economics from Brandeis University.

We believe that Mr. Weinstein’s qualifications to serve on our Board include his substantial experience as a financial executive, having held senior leadership positions in large financial institutions.

Michael Moradzadeh is a member of the Board and is one of the Company’s independent directors. Michael Moradzadeh is a Founding Partner and the Chief Executive Officer of Rimon PC, and its affiliate NovaLaw, Inc. He has served and managed the firm in these capacities from its incipience in 2008. Mr. Moradzadeh’s legal practice focuses on technology company representation and international transactions. He represents both companies and investors in investment rounds and stock sales. He has worked on deals ranging from small angel investments to representing a private equity firm in a $6 billion acquisition. He is also heavily involved in secondary markets of private stock, representing sellers of restricted stock in Facebook, Twitter, Zynga, SolarCity, Dropbox, Bloom Energy, Gilt Groupe, Etsy and other pre-IPO companies. Internationally, Mr. Moradzadeh represented Bain Capital and Morgan Stanley in their international investment funds and has worked with foreign counsel in 130 jurisdictions on several international securities deals. Mr. Moradzadeh has presented on innovations in law firm management and business models at Harvard Law School, Stanford Law School, UC Berkeley Law School, and UC Hastings College of the Law. Mr. Moradzadeh has also presented to the board of directors of global law firms to help them innovate their own structures. Mr. Moradzadeh’s innovations with Rimon have received awards from the Financial Times and the American Bar Association Journal and have appeared in a wide array of international publications, including the Economist, the Atlantic, the Wall Street Journal, Harvard Business Review, the American Lawyer Magazine, the National Law Journal, American Bar Association Magazine, the National Post, Bloomberg, Law & More, Legal Management Magazine, the San Francisco and Los Angeles Daily Journals, the San Francisco Business Times, the Silicon Valley Business Journal, American Lawyer’s Law Technology News, Law 360, and eLawyering. Mr. Moradzadeh received his Bachelor of Arts in from the University of California, Berkeley, and his Juris Doctor degree from Columbia Law School in New York.

We believe that Mr. Moradzadeh’s qualifications to serve on our Board include his unique legal, business and management experience with a focus on the financial technology industry, along with his extensive private company experience.

Dave Cameron is a member of the Board and is one of the Company’s independent directors. Mr. Cameron is a strategic, C-level data security and risk management executive who drives enterprise profitability and protects stakeholders by securing information assets, managing cyber risk, and enabling business strategies. From April of 2017 to September of 2020, Mr. Cameron acted as Senior Vice President and Chief Security Officer for US, UK, and France-based operations of AXA XL, a multi-line global insurance and reinsurance companies and was accountable for driving cultural and organizational change throughout the entities and implementing a sustainable cost effective information security practice. As a key advisor, Mr. Cameron’s duties included global management responsibilities covering cyber security, business continuity management and physical security as well as global responsibility for the overall information risk management programs, including the company’s information risk and security strategies, tactics, planning, governance, architecture, and operations. At XL Global Services, Inc., another insurance and reinsurance company, he served as Senior Vice President, Chief Information Security Officer, and VP of Information Risk from 2002 through April of 2017. At XL Global Services, he had global responsibility for overall Information Risk Management program, including the company’s information risk and security strategies, tactics, planning, governance, architecture, and operations. Mr. Cameron is an expert at navigating the complex global regulatory environment (General Data Protection Regulation (“GDPR”), Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), New York State Department of Financial Services (“NYDFS”), International Traffic in Arms Regulations( “ITAR”)) and US regulatory regime as it pertains to the Committee on Foreign Investment in the United States (the “CFIUS”). As a firm believer in security for both individuals and enterprises, Mr. Cameron achieved an “All Star” designation from Risk and Insurance magazine for his ongoing peer recognition in security awareness and education. One of these unique initiatives raised over $10,000 for Medicine Sans Frontier. As an active member of various global security consortiums including the FS-ISAC and the European-based Information Security Forum (“ISF”), he participated in thought leadership efforts to create a global information security culture. Additionally, he continuously participates in round table and panel discussions at international conferences to further entrench the security mindset and awareness. Mr. Cameron holds and maintains a Certified Information Systems Security Professional (“CISSP”) designation and an Associates in Business from the University of Phoenix.

We believe that Mr. Cameron’s qualifications to serve on our Board include his substantial experience in risk management, along with his extensive experience in senior management. Mr. Cameron has over 20 years of combined experience in Information Security, Physical Security, Business Continuity Management and Regulatory Affairs.

Jing Huang is a member of the Board and is one of the Company’s independent directors. Ms. Huang currently serves as Global Life & Health Chief Actuary for Gen Re, an American multinational property/casualty and life/health reinsurance company. Ms. Huang served as Senior Vice President, Consumer Lines Strategy at Oscar Health, Inc. (NYSE: OSCR), a technology-driven health insurance company dedicated to creating a better healthcare experience for members with inclusive products and services from November 2021 to October 2022. She served as Senior Vice President, Head of Individual Business, at Oscar Health, Inc. from October 2020 to Nov 2021 and Senior Vice President, Commercial Finance, at Oscar Health, Inc. from February 2020 to October 2020. Ms. Huang has prior experience at the multinational fintech giant Ant Group, where she acted as President and Chief Executive Officer of Ant Technologies US and Head of Intelligent Product and Services at Ant Financial from October 2017 to June 2019, focusing on inclusive financial service innovation and partnership. Prior to joining Ant Financial, Ms. Huang was Senior Managing Director, Global Treasury from April 2016 to September 2017 at AIG, a multi-line global insurer, responsible for group capital assessment including rating agency and Basel requirements, engagement in the development of IAIS Insurance Capital Standards, and various regulatory requirements with domestic and international regulators. At AIG, Ms. Huang also worked as a Managing Director, Global Actuarial from January 2011 to March 2014, and Senior Managing Director, Global Head of Insurance Company Capital and Asset Liability Management from March 2014 to April 2016. Ms. Huang was an adjunct faculty member of Columbia University’s Masters of Science program, Enterprise Risk Management. She holds a Bachelor of Science degree in Physics from Fudan University and a Ph.D. in Computational Biology from New York University.

We believe that Ms. Huang’s qualifications to serve on our Board include her extensive experience in M&A, insurance, financial and risk management, regulatory engagement in global settings, and global experience in product development and go-to-market on financial service innovation. Ms. Huang is a Fellow of the Society of Actuaries, and a member of the American Academy of Actuaries.

Andrey Novikov is a member of the Board and is one of the Company’s independent directors. Mr. Novikov has since June of 2019 acted as Chief Executive Officer of Cardpay Mexico SAPI de CV, a Europe-based provider of physical and virtual payment services in Mexico. The company offers a wide range of services and a global merchant acquirer on a mission to enable fast, convenient, and secure payments for the businesses worldwide. Meanwhile, since November of 2019, he acts as Chief Financial Officer of Yunhong International (NASDAQ: ZGYH), a Cayman Islands special purpose acquisition companies (“SPACs”). Since 2014, Mr. Novikov serves as a member of the board of directors of Innovative Payment Solutions, Inc. (OTC: IPSI), a US-based provider of physical and virtual payment services in Mexico. From 2008 to 2014, Mr. Novikov served as Vice President of QIWI PLC (NASDAQ: QIWI) and was primarily responsible for international business development and merger and acquisition transactions. From 1999 to 2007, Mr. Novikov served as the Deputy Director General of Bela Catarina Ltd., a Portuguese-Russian trading and manufacturing company. His responsibilities included negotiating with customers and partners in foreign countries, organizing the marketing events in Russia and Belarus, and implementing new sales analysis methods for business development and expansion. From 1996 to 1999, Mr. Novikov founded and managed Kvalitet Ltd., a trade company where he was involved in business development and implementation of innovative sales technology. He received an undergraduate degree from Moscow State Technological University Stankin.

We believe that Mr. Novikov’s qualifications to serve on our Board include his leadership roles and financial expertise. Mr. Novikov has extensive experience and managerial skills in the international trade, FinTech, e-commerce, and financial industries.

Kevin Chen is a member of the Board and a co-founder of our Sponsor. Mr. Chen is Chairman and Chief Executive Officer of Edoc Acquisition Corporation (NASDAQ: ADOC), a SPAC focused on businesses in the North American and Asian-Pacific healthcare and healthcare provider sectors, since August of 2020. Mr. Chen also has since February of 2019 served as a member of the board of directors of Horizon Global Access Fund, a segregate, Cayman Islands-based, portfolio of Flagship Healthcare Properties Fund, which is a leading U.S. Healthcare REIT. Mr. Chen has also acted as Chief Investment Officer and Chief Economist of Horizon Financial, a New York-based investment management firm that offers cross-border solutions for global clients, with a specialty in investment in U.S. healthcare facilities, since January of 2018. He is responsible for advising clients investing in healthcare facilities in the United States. In addition, Mr. Chen currently serves as a Manager of ACM Macro LLC, a registered investment advisor and affiliated entity of Horizon Financial Advisors LLC. He took this position in June 2017. From 2013 to 2017, Mr. Chen managed portfolios at several investment firms that were not registered with the Financial Industry Regulatory Authority (the “FINRA”). From January of 2017 to June 2017, Mr. Chen acted as Chief Strategist at Hywin Capital Management, LLC. Mr. Chen was the Chief Investment Officer at Three Mountain Capital Management LP from August of 2013 until January of 2017. He has extensive experience with and has cultivated a broad network in investment management, particularly in the context of healthcare facilities. In his extensive business experience, Mr. Chen held essential positions such as co-founder and vice-chairman of the Absolute Return Investment Management Association of China, director of asset allocation at Morgan Stanley from August 2004 to August 2008, and manager at China Development Bank from September 1998 to August 2000. Mr. Chen has been a guest speaker at Harvard University, Fordham University, Pace University, and IESE Business School. He is a former member of the Adjunct Advisory Committee and former Interim Head of the Private Sector Concentration program of Master of Science in Global Affairs, New York University, and has been an adjunct professor in the Center for Global Affairs there since 2012. He received his PhD in Finance from the Financial Asset Management Engineering Center at University of Lausanne, Switzerland, an MBA in Finance from the Center for Economic Research, Tilburg University in the Netherlands, and a B.A. in Economics from the Renmin University of China in Beijing, China.

We believe that Mr. Chen’s qualifications to serve on our Board include his substantial experience in finance, along with his extensive experience in senior management.

Business Strategy

Our business strategy is to identify and consummate an initial business combination with a target that can benefit from the investment, operating and innovating experience of our management team. Specifically, we focus on opportunities where we can efficiently enact our proven and replicable value creation strategy, centered around five key pillars (Strategy and M&A, Sales and Marketing, Product Development and Innovation, Operational Improvements, Talent).

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

Specifically, we intend to pursue targets serving five main sub-sectors: Banking & Payments, Capital Markets, Data & Analytics, Insurance and Investment Management. We seek financial technology companies in these sub-sectors that exhibit infrastructure-like characteristics and are strategically important to their customers. As such, these businesses tend to have attractive business models, high recurring revenues, stable earnings, predictable cash flows, and can generate attractive risk-adjusted returns for shareholders.

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

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines, which we believe are essential in evaluating prospective target businesses. We will use these guidelines to evaluate acquisition opportunities, including the proposed business combination, although if the proposed business combination with Seamless is not completed, we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

●	utilizes our management’s and our Sponsor’s extensive network of relationships, which enables access to proprietary and advantaged deal flow;

●	benefits from our Sponsor’s investment expertise, industry perspective and skillset, and technological and innovation capabilities;

●	provides strategically important infrastructure and business services to its customers, and thus has a defensible market position with high barriers to entry against new potential market entrants;

●	has a history of strong operating and financial results, and strong fundamentals, which can be improved further under our ownership;

●	is prepared to be a public company and will benefit from having a public currency in order to enhance its ability to pursue accretive acquisitions, high-return product development and innovation, and/or strengthen its balance sheet;

●	will offer an attractive risk-adjusted return for our shareholders, potential upside from growth in the target business and an improved capital structure that will be weighed against any identified downside risks; and

●	has attractive business fundamentals.

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

Financial Position

With funds available for a business combination in the amount of approximately $47.97 million after payment of $5,999,964 of deferred underwriting fees and payment of an aggregate redemption amount of approximately $30.26 million as a result of the approval of the Third Extension, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is currently anticipated to be $11.36 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our Sponsor, certain advisor transferees, officers and directors and EF Hutton as a holder of representative shares have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

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

We are required to evaluate our internal control procedures over financial reporting for the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

RISKS FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	We are a recently incorporated company with no operating history and no revenues, and our shareholders have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination. Their only opportunity to effect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we consummate an initial business combination prior to the Third Extended Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the past and ongoing impacts of coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

●	If the Company is deemed a “foreign person” under the regulations relating to CFIUS, its failure to obtain any required approvals within the requisite time period may require us to liquidate.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.36 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate the Third Extended Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

●	Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, the interest earned on the funds held in the Trust Account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

Risks Related to Our Business and Financial Position

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate at least until the Third Extended Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

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

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $11.36 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

On September 13, 2023, INFINT issued an unsecured promissory note (the “Amended Note”) in the principal amount of up to $400,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by INFINT. The Amended Note amended, replaced and superseded in its entirety an unsecured promissory note in the principal amount of up to $150,000, dated May 1, 2023 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Amended Note. The Amended Note does not bear interest and the principal balance will be payable on the date on which INFINT consummates its initial business combination (such date, the “Maturity Date”). In the event INFINT consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Amended Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Amended Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by INFINT at the time of its IPO, including the transfer restrictions applicable thereto. The Amended Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Amended Note and all other sums payable with regard to the Amended Note becoming immediately due and payable. As of December 31, 2023, $325,000 is outstanding under the Amended Note.

On March 6, 2024, the Company issued an unsecured promissory note (the “Seamless Note”) in the principal amount of up to $500,000 to Seamless, which may be drawn down from time to time prior to the Maturity Date (upon request by the Company. The Seamless Note does not bear interest and the principal balance will be payable on the Maturity Date. The Seamless Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Note and all other sums payable with regard to the Seamless Note becoming immediately due and payable.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although, other than the Amended Note and Seamless Note, we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflicts such as those between Russia and Ukraine, and between Israel and Hamas. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S. denominated banknotes to Russia or persons locates there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. In early October 2023, Hamas launched assaults against Israeli citizens in Gaza. Israel has responded aggressively with operations inside Gaza against Hamas. The foregoing events have caused substantial regional instability and world-wide concern and potential involvement. Any of the abovementioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting related to the disclosure of the cash flow financing activities, and investing activities in relation to the redemption of Series A ordinary shares, as further described in our Current Report on Form 8-K filed with the SEC on August 7, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or, detected and corrected on a timely basis. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. Further, effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

In light of the material weakness identified, although we have to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply our financial statements. The plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. There can be no assurance that the measures taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Our initial shareholders owned 22.58% of our issued and outstanding ordinary shares immediately following the completion of the IPO. Following the Third Extension, our initial shareholders beneficially own 55.13% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Charter provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. Because our initial shareholders own 55.13% of the issued and outstanding ordinary shares, we do not need any public shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted).

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights in connection with the approval of the business combination, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination prior to the Third Extended Date, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination prior the Third Extended Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the past and ongoing impacts of coronavirus (COVID-19) pandemic, other events and the status of debt and equity markets.

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

If we are unable to consummate our initial business combination prior to the Third Extended Date, our public shareholders may be forced to wait beyond the Third Extended Date before redemption from our Trust Account.

If we are unable to consummate our initial business combination prior to the Third Extended Date, the funds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Charter prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Third Extended Date before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the funds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination prior to the Third Extended Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, if we do not complete a business combination with Seamless, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash.

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

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses are not limited to financial technology businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had approximately $43,509 of cash on our operating account and working capital deficit of $4,516,047. We incurred and expect to continue to incur significant costs in pursuit of its initial business combination. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. Although we are continuing our pursuit of an initial business combination, including the proposed Business Combination, there is no assurance that our plans to consummate an initial business combination will be successful by the Third Extended Date. As outlined in our amended and restated certificate of incorporation, if we do not complete an initial business combination by the Third Extended Date, we will cease operations and redeem our public shares through a wind-up of the Company and liquidation. These factors, among others, raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these financial statements. Our financial statements contained in this Annual Report do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

In the event that the funds in the Trust Account are reduced below the lesser of (i) $11.36 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $11.36 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $11.36 per share.

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

Our Sponsor paid $25,100, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,833,083 founder shares. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 19,999,880 units if the underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent 22.58% of the outstanding shares after the IPO. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor has purchased an aggregate of 7,796,842 private placement warrants for an aggregate purchase price of $7,796,842, or $1.00 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 36th-month anniversary of the closing of the IPO nears, which is the current deadline for our completion of an initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders currently own approximately 55.13% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Charter. If our initial shareholders purchase any units in the IPO or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our Board, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” Board, only a minority of Board will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 55.13% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders in connection with the initial business combination approval), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our Sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our Charter requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination prior to the Third Extended Date or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our Charter provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 55.13% of our ordinary shares, will participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Charter.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to the Third Extended Date or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third- party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to the Third Extended Date or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we have not completed an initial business combination prior to the Third Extended Date, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the funds held in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We currently list our units and Class A ordinary shares on NYSE. Following the notice of delisting and suspension of trading of our warrants by NYSE due to “abnormally low” price levels, our warrants were delisted from NYSE effective December 13, 2023. We cannot assure you that our securities will be, or will continue to be, listed on NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our IPO, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time. On January 19, 2024, we received the Notice from NYSE informing us that, because the number of public shareholders is less than 300, INFINT is not in compliance with Section 802.01B of the Listing Rule. The Listing Rule requires INFINT to maintain a minimum of 300 public stockholders on a continuous basis. The Notice specifies that the Company has 45 days to submit a business plan that demonstrates how the Company expects to return to compliance with the Listing Rule within 18 months of receipt of the Notice. On March 4, 2024, we submitted such a business plan to demonstrate how INFINT expects to return to compliance with the Listing Rule within 18 months of receipt of the Notice. The plan is currently under review by the staff of NYSE Regulation. If NYSE Regulation accepts the plan, we will be notified in writing and will be subject to periodic reviews including quarterly monitoring for compliance with such plan. If NYSE Regulation does not accept the plan, we will be subject to delisting procedures.

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

Our Charter authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 495,252,979 and 44,166,917 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Charter, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. Immediately after the IPO, there will be no preference shares issued and outstanding.

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

In addition, if the Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. On September 13, 2023, we issued the Amended Note in the principal amount of up to $400,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date upon request by us. In the event we consummate our initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Amended Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Amended Note being converted divided by $1.00, rounded up to the nearest whole number.

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

If we pursue a target company with operations or opportunities outside of the United States, such as Seamless, for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

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

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination. The impact of geopolitical developments such as the Russia-Ukraine and Israel – Hamas conflicts and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. On January 24, 2024, the SEC issued final rules and guidance (the “Final Rules”) relating to special purpose acquisition companies, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with a proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. These rules may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto. The need for compliance with the Final Rules may cause us to liquidate the funds in the trust account or liquidate our company at an earlier time than we might otherwise choose. Were we to liquidate our company, our shareholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the Trust Account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held as cash or invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act.

In the adopting release for the Final Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the Company. As a result, our public shareholders may receive only approximately $11.39 per public share, or less in certain circumstances, on the liquidation of our Trust Account and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, the interest earned on the funds held in the Trust Account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the Trust Account as cash or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, the rate of interest we receive on the funds held in the Trust Account may be materially decreased. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

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

If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than the current amount in the Trust Account per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.15 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in Trust Account such that the per-share redemption amount received by public shareholders may be less than $11.36 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve Board has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Charter, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $11.36 per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any.

As of the date of this Annual Report on Form 10-K, we have not encountered risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial position. For more information about the cybersecurity risks we face, see the risk factor entitled “Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss” in Item 1A- Risk Factors.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units and Class A ordinary shares trade on the NYSE. Each of our units consists of one Class A ordinary share and one-half of one redeemable warrant and, commencing on November 19, 2021, trades on the NYSE under the symbol “IFIN.U.” The Class A ordinary shares and warrants underlying our units began trading separately on the NYSE under the symbols “IFIN” and “IFIN.WS,” respectively, on January 10, 2022. Following the notice of delisting and suspension of trading of our warrants by the NYSE due to “abnormally low” price levels, effective November 28, 2023, our warrants were delisted from the NYSE effective December 13, 2023. On January 19, 2024, we received the Notice from NYSE informing us that, because the number of public shareholders is less than 300, we are not in compliance with Section 802.01B of the Listing Rule. The Listing Rule requires us to maintain a minimum of 300 public stockholders on a continuous basis. The Notice specifies that we have 45 days to submit a business plan that demonstrates how we expect to return to compliance with the Listing Rule within 18 months of receipt of the Notice. On March 4, 2024, we submitted such a business plan to demonstrate how we expect to return to compliance with the Listing Rule within 18 months of receipt of the Notice. The plan is currently under review by the staff of NYSE Regulation. If NYSE Regulation accepts the plan, we will be notified in writing and will be subject to periodic reviews including quarterly monitoring for compliance with such plan. If NYSE Regulation does not accept the plan, we will be subject to delisting procedures.

Holders of Record

As of March 21, 2024, there were one holder of record of our units, one holder of record of our Class A ordinary shares, two holders of record of our warrants and five holders of record of our Class B ordinary shares. Such numbers do not include beneficial owners holding our securities through nominee names.

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

On February 14, 2023, the Company’s shareholders approved an amendment to the Charter to extend the date by which the Company must consummate its initial business combination from February 23, 2023, upon additional funds being deposited into the Company’s Trust Account to the First Extended Date. In connection with the shareholder vote to approve the First Extension, the holders of 10,415,452 Class A ordinary shares property exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $109.31 million, leaving approximately $100.59 million in the Trust Account.

On August 18, 2023, the Company’s shareholders approved an amendment to the Charter to extend the date by which it has to consummate a Business Combination from August 23, 2023 to the Second Extended Date. In connection with the votes to approve the Second Extension, the holders of 2,176,003 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $23.8 million, leaving approximately $81.1 million in the Company’s Trust Account.

On February 16, 2024, the Company’s shareholders approved an amendment to the Charter to extend the date by which it has to consummate a Business Combination from February 23, 2024 to the Third Extended Date. In connection with the votes to approve the Third Extension, the holders of 2,661,404 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.36 per share, for an aggregate redemption amount of approximately $30.26 million, leaving approximately $53.97 million in the Company’s Trust Account.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Business Combination Agreement; Extensions; NYSE Notice

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

On November 22, 2022, Seamless deposited additional funds in the amount of $2,999,982 to the Trust Account to automatically extend the date by with the Company must consummate a business combination from November 23, 2022 to February 23, 2023. On February 13, 2023, at the extraordinary general meeting the Company’s shareholders approved the First Extension to extend the date that the Company has to consummate a business combination from February 23, 2023 to the First Extended Date. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the First Extension.

In connection with the votes to approve the First Extension, the holders of 10,415,452 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $109.31 million, leaving approximately $100.59 million in the Trust Account.

In accordance with the Business Combination Agreement, as amended, additional funds in the amount of $290,000 were deposited by Seamless to the Trust Account on February 21, 2023, and the required contributions continued to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until August 23, 2023.

On August 18, 2023, the Company’s shareholders approved the Second Extension to amend the Charter to extend the date by which it has to consummate a Business Combination from August 23, 2023 to the Second Extended Date. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the proposal to amend the Charter. In connection with the votes to approve the proposal to amend the Charter, the holders of 2,176,003 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share (the “August 2023 Redemption”), for an aggregate redemption amount of approximately $23.8 million, leaving approximately $81.1 million in the Company’s Trust Account.

In accordance with the Business Combination Agreement, as amended, additional funds in the amount of $160,000 were deposited by Seamless to the Trust Account on September 19, 2023, and the required contributions continued to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until the Second Extended Date.

On February 16, 2024, the Company’s shareholders approved to the Third Extension to extend the date by which it has to consummate a Business Combination from February 23, 2024 to the Third Extended Date. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the proposal to amend the Charter. In connection with the votes to approve the proposal to amend the Charter, the holders of 2,661,404 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.36 per share (the “August 2023 Redemption”), for an aggregate redemption amount of approximately $30.26 million, leaving approximately $53.97 million in the Company’s Trust Account. Accordingly, the Company now has until the Third Extended Date to consummate its initial business combination.

In accordance with the Business Combination Agreement, as amended, additional funds in the amount of $80,000 were deposited by Seamless to the Trust Account on February 20, 2024, and the required contributions will continue to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until the Third Extended Date or the date an initial business combination is completed.

On January 19, 2024, the Company received the Notice from the NYSE informing us that, because the number of public shareholders is less than 300, INFINT is not in compliance with Section 802.01B of the Listing Rule. The Listing Rule requires INFINT to maintain a minimum of 300 public stockholders on a continuous basis. The Notice specifies that INFINT has 45 days to submit a business plan that demonstrates how INFINT expects to return to compliance with the Listing Rule within 18 months of receipt of the Notice. On March 4, 2024, the Company submitted such a business plan to demonstrate how INFINT expects to return to compliance with the Listing Rule within 18 months of receipt of the Notice.

Results of Operations

Our only activities through December 31, 2023 were organizational activities, those necessary to consummate the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $3,147,500, which consisted of operating costs of $2,027,707, offset by interest earned on marketable securities held in the Trust Account of $5,175,207.

For the year ended December 31,2022, we had net loss of $1,111,964, which consisted of operating costs of $4,044,156, offset by interest earned on marketable securities held in the Trust Account of $2,932,192.

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

For the year ended December 31, 2023, cash used in operating activities was $552,958. Net income of $3,147,500 was offset by interest earned on marketable securities held in the Trust Account of $5,175,207. Changes in operating assets and liabilities used $1,474,749 of cash for operating activities. Cash from investing activities consisted of cash withdrawn from the trust account of $133,124,975 net with additional investments in the trust account of $2,540,000. Cash used in financing activities consisted of the redemption of ordinary shares of $133,124,975 net with contributions for the extension of $2,540,000 and proceeds from working capital loan of $325,000.

For the year ended December 31, 2022, cash used in operating activities was $(756,716). Net loss of $1,111,964 was offset by interest earned on marketable securities held in the Trust Account of $2,932,192. Changes in operating assets and liabilities used $3,287,440 of cash for operating activities.

At December 31, 2023, we had marketable securities held in the Trust Account of $83,523,112 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Through December 31, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. The amount of funds available for a business combination is approximately $83.5 million after payment of $5,999,964 of deferred underwriting fees and payment of an aggregate redemption amount of approximately $133.1 million as a result of the approval of the Extension Proposals. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

At December 31, 2023, we have available to us $43,509 of cash on our operating account and working capital deficit of $4,516,047. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earned on the investments in our Trust Account are unavailable to fund operating expenses.

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

On September 13, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $400,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date (as defined below) upon request by the Company. The Note amended, replaced and superseded in its entirety that certain promissory note, dated May 1, 2023, made by the Company in favor of the Sponsor in the principal amount of up to $150,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Note into that number of private placement warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its IPO, as described in the prospectus for the IPO, dated November 22, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of December 31, 2023, $325,000 was outstanding pursuant to the Note.

On March 6, 2024, the Company issued an unsecured promissory note (the “Seamless Note”) in the principal amount of up to $500,000 to Seamless, which may be drawn down from time to time prior to the Maturity Date (upon request by the Company. The Seamless Note does not bear interest and the principal balance will be payable on the Maturity Date. The Seamless Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Note and all other sums payable with regard to the Seamless Note becoming immediately due and payable.

We will have until the Third Extended Date to consummate our initial business combination. On February 13, 2023, the Company’s shareholders approved the First Extension. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the First Extension. In connection with the votes to approve the First Extension, the holders of 10,415,452 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $109.31 million, leaving approximately $100.59 million in the Trust Account.

On August 18, 2023, the Company’s shareholders approved to the Second Extension to extend the date by which it has to consummate a Business Combination from August 23, 2023 to the Second Extended Date. In connection with the votes to approve the Second Extension, the holders of 2,176,003 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $23.8 million, leaving approximately $81.1 million in the Company’s Trust Account.

On February 16, 2024, the Company’s shareholders approved the Third Extension to extend the date by which it has to consummate a Business Combination from February 23, 2024 to the Third Extended Date. Accordingly, the Company now has until the Third Extended Date to consummate its initial business combination. In connection with the votes to approve the Third Extension, the holders of 2,661,404 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.36 per share, for an aggregate redemption amount of approximately $30.26 million, leaving approximately $53.97 million in the Company’s Trust Account.

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. However, the $43,509 in cash is unlikely to be be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the combination period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements.

Our only activities through December 31, 2023 were organizational activities, those necessary to consummate the IPO, described below, and identifying a target company and preparing for the Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023, the Class A ordinary shares subject to possible redemption in the amount of $83,523,112 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2023, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of the year ended December 31, 2023, our disclosure controls and procedures are not effective due to the material weakness in internal controls over financial reporting related to the restatement described in Note 9 to our amendment to the Form 10-Q for the quarter ended March 31, 2023 financial statements filed with the SEC on August 4, 2023. The material weakness specifically related to the subsequent measurement of complex financial instruments.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Alexander Edgarov	46	Chief Executive Officer, Director
Sheldon Brickman	58	Chief Financial Officer
Eric Weinstein	69	Chairman of the Board
Michael Moradzadeh	44	Director
Dave Cameron	57	Director
Jing Huang	47	Director
Andrey Novikov	52	Director
Kevin Chen	46	Director

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

Eric Weinstein is the Chairman of the Board and is one of the Company’s independent directors. Mr. Weinstein serves as an Investment Manager at Eastmore Group since February 2018 where his responsibilities as a managing director include screening and overseeing investments. He has previously served as a Managing Director at Neuberger Berman from May 2009 to January 2018 where he was also the Chairman of Hedge Fund Solutions and a member of the Investment Risk Committee and Alternatives Investment Committee. Mr. Weinstein has over 30 years of experience at global financial services firms that include Neuberger Berman, Lehman Brothers Holdings Inc., Swiss Bank Corporation, and Morgan Stanley. At Lehman Brothers, Mr. Weinstein acted as a Chief Investment Officer of Lehman Brothers Alternative Investment Management and oversaw a pool of capital that exceeded $5 billion U.S. dollars. He has served as the co-manager of a private equity investment start-up which was focused on providing seed capital to start up investment firms. He has also served as a director to a number of investment funds. Mr. Weinstein has global experience managing investments and servicing clients in North America, South America, Europe, Asia, and Oceania. In the 1990s, Mr. Weinstein managed a team of derivative analysts in Hong Kong (Swiss Bank), and he visited Beijing and Hong Kong on a regular basis to meet with then-existing and then-potential clients when working with Lehman Brothers and then Neuberger until 2015. Mr. Weinstein currently serves as Investment Manager for the Eastmore Group, which makes minority investments in companies that have assets in China, however Mr. Weinstein has never advised on any such investments. Mr. Weinstein received his MBA from the Wharton School at the University of Pennsylvania and a Bachelor of Arts in economics from Brandeis University.

We believe that Mr. Weinstein’s qualifications to serve on our Board include his substantial experience as a financial executive, having held senior leadership positions in large financial institutions.

Michael Moradzadeh is a member of the Board and is one of the Company’s independent directors. Michael Moradzadeh is a Founding Partner and the Chief Executive Officer of Rimon PC, and its affiliate NovaLaw, Inc. He has served and managed the firm in these capacities from its incipience in 2008. Mr. Moradzadeh’s legal practice focuses on technology company representation and international transactions. He represents both companies and investors in investment rounds and stock sales. He has worked on deals ranging from small angel investments to representing a private equity firm in a $6 billion acquisition. He is also heavily involved in secondary markets of private stock, representing sellers of restricted stock in Facebook, Twitter, Zynga, SolarCity, Dropbox, Bloom Energy, Gilt Groupe, Etsy and other pre-IPO companies. Internationally, Mr. Moradzadeh represented Bain Capital and Morgan Stanley in their international investment funds and has worked with foreign counsel in 130 jurisdictions on several international securities deals. Mr. Moradzadeh has presented on innovations in law firm management and business models at Harvard Law School, Stanford Law School, UC Berkeley Law School, and UC Hastings College of the Law. Mr. Moradzadeh has also presented to the board of directors of global law firms to help them innovate their own structures. Mr. Moradzadeh’s innovations with Rimon have received awards from the Financial Times and the American Bar Association Journal and have appeared in a wide array of international publications, including the Economist, the Atlantic, the Wall Street Journal, Harvard Business Review, the American Lawyer Magazine, the National Law Journal, American Bar Association Magazine, the National Post, Bloomberg, Law & More, Legal Management Magazine, the San Francisco and Los Angeles Daily Journals, the San Francisco Business Times, the Silicon Valley Business Journal, American Lawyer’s Law Technology News, Law 360, and eLawyering. Mr. Moradzadeh received his Bachelor of Arts in from the University of California, Berkeley, and his Juris Doctor degree from Columbia Law School in New York.

We believe that Mr. Moradzadeh’s qualifications to serve on our Board include his unique legal, business and management experience with a focus on the financial technology industry, along with his extensive private company experience.

Dave Cameron is a member of the Board and is one of the Company’s independent directors. Mr. Cameron is a strategic, C-level data security and risk management executive who drives enterprise profitability and protects stakeholders by securing information assets, managing cyber risk, and enabling business strategies. From April of 2017 to September of 2020, Mr. Cameron acted as Senior Vice President and Chief Security Officer for US, UK, and France-based operations of AXA XL, a multi-line global insurance and reinsurance companies and was accountable for driving cultural and organizational change throughout the entities and implementing a sustainable cost effective information security practice. As a key advisor, Mr. Cameron’s duties included global management responsibilities covering cyber security, business continuity management and physical security as well as global responsibility for the overall information risk management programs, including the company’s information risk and security strategies, tactics, planning, governance, architecture, and operations. At XL Global Services, Inc., another insurance and reinsurance company, he served as Senior Vice President, Chief Information Security Officer, and VP of Information Risk from 2002 through April of 2017. At XL Global Services, he had global responsibility for overall Information Risk Management program, including the company’s information risk and security strategies, tactics, planning, governance, architecture, and operations. Mr. Cameron is an expert at navigating the complex global regulatory environment (GDPR, HIPAA, NYDFS, ITAR) and US regulatory regime as it pertains to the CFIUS. As a firm believer in security for both individuals and enterprises, Mr. Cameron achieved an “All Star” designation from Risk and Insurance magazine for his ongoing peer recognition in security awareness and education. One of these unique initiatives raised over $10,000 for Medicine Sans Frontier. As an active member of various global security consortiums including the FS-ISAC and the European-based ISF, he participated in thought leadership efforts to create a global information security culture. Additionally, he continuously participates in round table and panel discussions at international conferences to further entrench the security mindset and awareness. Mr. Cameron holds and maintains a CISSP designation and an Associates in Business from the University of Phoenix.

We believe that Mr. Cameron’s qualifications to serve on our Board include his substantial experience in risk management, along with his extensive experience in senior management. Mr. Cameron has over 20 years of combined experience in Information Security, Physical Security, Business Continuity Management and Regulatory Affairs.

Jing Huang is a member of the Board and is one of the Company’s independent directors. Ms. Huang currently serves as Senior Vice President, Consumer Lines Strategy at Oscar Health, Inc. (NYSE: OSCR), a technology-driven health insurance company dedicated to creating a better healthcare experience for members with inclusive products and services. She served as Senior Vice President, Head of Individual Business, at Oscar Health, Inc. from October 2020 to Nov 2021 and Senior Vice President, Commercial Finance, at Oscar Health, Inc. from February 2020 to October 2020. Ms. Huang has prior experience at the multinational fintech giant Ant Group, where she acted as President and Chief Executive Officer of Ant Technologies US and Head of Intelligent Product and Services at Ant Financial from October 2017 to June 2019, focusing on inclusive financial service innovation and partnership. Prior to joining Ant Financial, Ms. Huang was Senior Managing Director, Global Treasury from April 2016 to September 2017 at AIG, a multi-line global insurer, responsible for group capital assessment including rating agency and Basel requirements, engagement in the development of IAIS Insurance Capital Standards, and various regulatory requirements with domestic and international regulators. At AIG, Ms. Huang also worked as a Managing Director, Global Actuarial from January 2011 to March 2014, and Senior Managing Director, Global Head of Insurance Company Capital and Asset Liability Management from March 2014 to April 2016. Ms. Huang was an adjunct faculty member of Columbia University’s Masters of Science program, Enterprise Risk Management. She holds a Bachelor of Science degree in Physics from Fudan University and a Ph.D. in Computational Biology from New York University.

We believe that Ms. Huang’s qualifications to serve on our Board include her extensive experience in M&A, financial and risk management, regulatory engagement in global settings, and global experience in product development and go-to-market on financial service innovation. Ms. Huang is a Fellow of the Society of Actuaries, and a member of the American Academy of Actuaries.

Andrey Novikov is a member of the Board and is one of the Company’s independent directors. Mr. Novikov has since June of 2019 acted as Chief Executive Officer of Cardpay Mexico SAPI de CV, a Europe-based provider of physical and virtual payment services in Mexico. The company offers a wide range of services and a global merchant acquirer on a mission to enable fast, convenient, and secure payments for the businesses worldwide. Meanwhile, since November of 2019, he acts as Chief Financial Officer of Yunhong International (NASDAQ: ZGYH), a Cayman Islands SPAC. Since 2014, Mr. Novikov serves as a member of the Board of Innovative Payment Solutions, Inc. (OTC: IPSI), a US-based provider of physical and virtual payment services in Mexico. From 2008 to 2014, Mr. Novikov served as Vice President of QIWI PLC (NASDAQ: QIWI) and was primarily responsible for international business development and merger and acquisition transactions. From 1999 to 2007, Mr. Novikov served as the Deputy Director General of Bela Catarina Ltd., a Portuguese-Russian trading and manufacturing company. His responsibilities included negotiating with customers and partners in foreign countries, organizing the marketing events in Russia and Belarus, and implementing new sales analysis methods for business development and expansion. From 1996 to 1999, Mr. Novikov founded and managed Kvalitet Ltd., a trade company where he was involved in business development and implementation of innovative sales technology. He received an undergraduate degree from Moscow State Technological University Stankin.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2023, there were no delinquent filers.

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

Clawback Policy

On December 1, 2024, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and NYSE rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97.1 of this Annual Report for the Company’s Clawback Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 21, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares by:

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

	Number of Shares Beneficially Owned		Percentage of Outstanding Ordinary Shares(3)
Name and Address of Beneficial Owner(1)
Alexander Edgarov	5,733,084	(2)	54.19%
Sheldon Brickman	-		-
Eric Weinstein	-		-
Michael Moradzadeh	-		-
Jing Huang	-		-
Dave Cameron	-		-
Andrey Novikov	-		-
Kevin Chen	-		-
All directors and executive officers as a group (8 individuals)	5,733,084	(2)	54.19%
InFinT Capital LLC(4)(5)	5,733,084	(2)	54.19%
Cowen and Company, LLC(6)	579,878		5.48%
Wolverine Asset Management, LLC (7)	710,700		6.72%
Mizuho Financial Group, Inc. (8)	548,375		5.18%
Meteora Capital, LLC (9)	622,885		5.89%
First Trust Merger Arbitrage Fund (10)	673,967		6.37%
First Trust Capital Management L.P. (10)	754,319		7.13%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 32 Broadway, Suite 401, New York, NY 10004.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)	Based on 10,580,104 shares issued and outstanding as of March 21, 2024 (5,833,083 founder shares and 4,747,021 Class A ordinary shares).

(4)	InFinT Capital LLC, our Sponsor, is the record holder of such shares. Alexander Edgarov is the sole member of the Sponsor and has dispositive and voting control of the securities held of record by the Sponsor, and may be deemed to beneficially own such securities. Mr. Edgarov disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(5)	None of the 760,837 of the founder shares was surrendered by our Sponsor as the result of the underwriter’s full exercise of the over-allotment option.

(6)	Based on a Schedule 13G filed on February 22, 2024, by Cowen and Company, LLC (“Cowen”), a Delaware limited liability company, and Cowen Financial Products LLC (“Cowen Financial”) with respect to 579,878 Class A ordinary shares collectively and directly held by Cowen and Cowen Financial. Cowen and Cowen Financial has the sole power to vote or to direct the vote with respect to 379,878 Class A ordinary shares and 200,000 Class A ordinary shares, respectively. The address of the business office of Cowen and Cowen Financial is 599 Lexington Ave, New York, NY 10022.

(7)	Based on a Schedule 13G filed on February 8, 2024, by Wolverine Asset Management, LLC, an Illinois liability company (“WAM”), Wolverine Holdings, L.P., an Illinois limited partnership (“Wolverine Holdings”), Wolverine Trading Partners, Inc., an Illinois company (“WTP”), Mr. Christopher L. Gust and Mr. Robert R. Bellick (together, the “Reporting Persons”), with respect to the Class A ordinary shares held by the Reporting Persons. WAM is an investment adviser and has voting and disposition power over 710,700 Class A ordinary shares of the Company. The sole member and manager of WAM is Wolverine Holdings. Mr. Bellick and Mr. Gust may be deemed to control WTP, the general partner of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, Mr. Gust, and WTP have voting and disposition power over 710,701 Class A Ordinary Shares of the Company. The address of each of the Reporting Persons is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(8)

Based on a Schedule 13G filed on February 13, 2024, by Mizuho Financial Group, Inc., a company incorporated under the laws of Japan (“Mizuho Financial”), with respect to the Class A ordinary shares directly held by Mizuho Securities USA LLC. Mizuho Financial, Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the Class A ordinary shares directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The address of the business office of Mizuho Financial is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(9)	Based on a Schedule 13G filed on February 14, 2024, by Meteora Capital, LLC.(“Meteora Capital”), a Delaware limited liability company and the investment manager to certain private investment funds (each, a “Meteora Fund”), and Vik Mittal, who serves as the Managing Member of Meteora Capital (together with Meteora Capital, the “Reporting Persons”), with respect to 622,885 Class A ordinary shares collectively and directly held by Meteora Funds. The address of the principal business office of the Reponrting Persons is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(10)	Based on a Schedule 13G filed on February 28, 2024 by First Trust Merger Arbitrage Fund, a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940 (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”), with respect to the Class A ordinary shares held by certain funds and managed accounts to which FTCM serves as investment adviser, including (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940 and (iii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). FTCS is a Delaware limited partnership and control person of FTCM. Sub GP is a Delaware limited liability company and control person of FTCM. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

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

We currently utilize office space at 32 Broadway, Suite 401, New York, NY 10004. Commencing on November 22, 2021, we pay our Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2023, the Company incurred $120,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $88,395. For the year ended December 31, 2022, the Company incurred $120,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $167,618.

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

On August 3, 2022, concurrently with the execution of the Business Combination Agreement, Sponsor, the Company and Seamless had entered into the Sponsor Support Agreement, pursuant to which, among other things, Sponsor agreed to (a) vote at the Company’s shareholders’ meeting in favor of the Business Combination Agreement and the Proposed Transactions (as defined below), (b) abstain from redeeming any Sponsor founder shares in connection with the Proposed Transactions (as defined below), and (c) waive certain anti-dilution provisions contained in the Charter.

On September 13, 2023, the Company issued the Note in the principal amount of up to $400,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Note amended, replaced and superseded the Original Note in its entirety, and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its IPO as described in the prospectus for the IPO, dated November 22, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

As of December 31, 2023, $325,000 was outstanding under the promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our Sponsor of up to $10,000 per month, for up to until the Third Extended Date, as applicable, for office space, utilities and secretarial and administrative support and reimbursement of expenses, and excluding director compensation as described herein, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. For the years ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were $110,000 and $75,000 for the services Marcum performed in connection with the audit of our December 31, 2023 consolidated financial statements included in this report, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the years ended December 31, 2023 and 2022, our independent registered public accounting firm incurred fees of $57,235 and $35,500 of audit related services in conjunction with the registration statements filed during the year, respectively.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2023.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2023.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Financial Statements

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(3)	Business Combination Agreement, dated as of August 3, 2022, by and among INFINT, Merger Sub and Seamless.
2.2(4)	Amendment No. 1 to the Business Combination Agreement, dated as of October 20, 2022, by and among INFINT, Merger Sub and Seamless.
2.3(14)	Amendment No. 2 to the Business Combination Agreement, dated as of November 29, 2022, by and among INFINT, Merger Sub and Seamless.
2.4(7)	Amendment No. 3 to the Business Combination Agreement, dated as of February 20, 2023, by and among INFINT, Merger Sub and Seamless.
3.1(6)	Second Amended and Restated Memorandum and Articles of Association, dated February 14, 2023
3.2(10)	Third Amended and Restated Memorandum and Articles of Association, dated August 18, 2023
3.3(11)	Fourth Amended and Restated Memorandum and Articles of Association, dated February 16, 2024
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Ordinary Share Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated November 23, 2021, between the Company and Continental Stock Transfer & Trust Company.
4.5(5)	Description of Securities of the Registrant.
10.1(12)	Promissory Note between InFinT Capital LLC, the Representative and InFinT Acquisition Corporation
10.2(2)	Amended and Restated Founder Share Subscription Agreement, dated November 23, 2021, between InFinT Capital LLC and the Registrant
10.3(5)	Letter Agreement, dated November 23, 2021, among the Company, InFinT Capital LLC and the other signatories made a party thereto.
10.4(1)	Investment Management Trust Agreement, dated November 23, 2021, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated November 23, 2021, among the Company and the other signatories made a party thereto.
10.6(1)	Private Placement Warrants Purchase Agreement, dated November 23, 2021, between the Company and InFinT Capital LLC.
10.7(1)	Transfer Agreement, dated November 23, 2021 among the Company, InFinT Capital LLC and EF Hutton, division of Benchmark Investments, LLC
10.8(1)	Transfer Agreement, dated November 23, 2021 among the Company, InFinT Capital LLC and JonesTrading Institutional Services LLC
10.9(1)	Administrative Support Agreement between the Company and InFinT Capital LLC.
10.10(1)	Underwriting Agreement, dated November 18, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters set forth on Schedule I thereto.
10.11(3)	Shareholder Support Agreement, dated as of August 3, 2022, by and among INFINT and certain shareholders of Seamless.
10.12(3)	Sponsor Support Agreement, dated as of August 3, 2022, by and among INFINT, Sponsor and Seamless.
10.13(3)	Form of Registration Rights Agreement
10.14(3)	Form of Lock-Up Agreement
10.15(8)	Promissory Note, dated May 1, 2023, issued by INFINT Acquisition Corporation to InFinT Capital LLC
10.16(9)	Amended and Restated Promissory Note, dated September 13, 2023, issued by INFINT Acquisition Corporation to InFinT Capital LLC
10.17(13)	Promissory Note, dated March 6, 2024, issued by INFINT Acquisition Corporation to Seamless Group Inc.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback policy
101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Label Document
101.PRE*	Inline XBRL Definition Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

(1) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 1, 2021.

(2) Incorporated by reference to an exhibit to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-256310), filed with the SEC on July 14, 2021, as amended.

(3) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 9, 2022.

(4) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2022.

(5) Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2022.

(6) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 15, 2023.

(7) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 23, 2023.

(8) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2023

(9) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 15, 2023

(10) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2023

(11) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2024

(12) Incorporated by reference to an exhibit to the Registrant’s Amendment No. 3 to Form S-1 (File No. 333-256310), filed with the SEC on October 20, 2021, as amended.

(13) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2024

(14) Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 22, 2023.

ITEM 16. FORM 10-K SUMMARY

None

INFINT ACQUISITION CORP

FOR THE YEAR ENDED DECEMBER 31, 2023

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

InFinT Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of InfinT Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities on or before November 23, 2024. The Company entered into a business combination agreement with a business combination target on August 3, 2022; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to November 23, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after November 23, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Hartford, CT

March 27, 2024

INFINT ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$43,509	$271,467
Prepaid expenses	-	94,553
Total Current Assets	43,509	366,020

Cash and marketable securities held in Trust Account	83,523,112	208,932,880
TOTAL ASSETS	$83,566,621	$209,298,900

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$3,978,149	$2,787,773
Accrued expenses – related party	256,407	66,587
Working capital loan- related party	325,000	-
Total current liabilities	4,559,556	2,854,360

Deferred underwriter fee payable	5,999,964	5,999,964
TOTAL LIABILITIES	10,559,520	8,854,324

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 7,408,425 and 19,999,880 shares at redemption value, respectively	83,523,112	208,932,880

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding the 7,408,425 and 19,999,880 shares subject to redemption as of December 31, 2023 and December 31, 2022, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,833,083 issued and outstanding	583	583
Additional paid-in capital	-	-
Accumulated deficit	(10,516,594)	(8,488,887)
Total Shareholders’ Deficit	(10,516,011)	(8,488,304)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$83,566,621	$209,298,900

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

Formation and operating costs	$1,819,312	$3,756,538
Administrative expenses from related party	208,395	287,618
Loss from operation costs	(2,027,707)	(4,044,156)
Other income:
Interest earned on marketable securities held in Trust Account	5,175,207	2,932,192
Net Income (Loss)	$3,147,500	$(1,111,964)

Weighted average shares outstanding of Class A ordinary share subject to redemption	10,024,516	19,999,880
Basic and diluted net income (loss) per ordinary share subject to redemption	$0.20	$(0.04)
Weighted average shares outstanding of Class B non-redeemable ordinary share	5,833,083	5,833,083
Basic and diluted net income (loss) per ordinary share not subject to redemption	$0.20	$(0.04)

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	-	$-	5,833,083	$583	$-	$(8,488,887)	$(8,488,304)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(2,540,000)	(5,175,207)	(7,715,207)
Contribution for extension	-	-	-	-	2,540,000	-	2,540,000
Net income	-	-	-	-	-	3,147,500	3,147,500
Balance – December 31, 2023	-	$-	5,833,083	$583	$-	$(10,516,594)	$(10,516,011)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	$-	5,833,083	$583	$-	$(4,442,807)	$(4,442,224)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(2,999,982)	(2,934,116)	(5,934,098)
Contribution for extension	-	-	-	-	2,999,982	-	2,999,982
Net loss	-	-	-	-	-	(1,111,964)	(1,111,964)
Balance – December 31, 2022	-	$-	5,833,083	$583	$-	$(8,488,887)	$(8,488,304)

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,147,500	$(1,111,964)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on securities held in Trust Account	(5,175,207)	(2,932,192)
Changes in operating assets and liabilities:
Prepaid insurance	94,553	509,554
Accrued expenses	1,190,376	2,711,299
Accrued expenses – related party	189,820	66,587
Net cash used in operating activities	(552,958)	(756,716)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	133,124,975	-
Investment of cash in Trust Account	(2,540,000)	(2,999,982)
Net cash provided by (used in) investing activities	130,584,975	(2,999,982)

Cash flows from financing activities:
Redemption of Class A ordinary shares	(133,124,975)	-
Contribution for extension	2,540,000	2,999,982
Proceeds from working capital loan- related party	325,000	-
Net cash (used in) provided by financing activities	(130,259,975)	2,999,982

Net change in cash	(227,958)	(756,716)
Cash at beginning of period	271,467	1,028,183
Cash at end of period	$43,509	$271,467

Non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$7,715,207	$5,934,098

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

InFinT Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on March 8, 2021. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in financial technology sections, generally headquartered in North America, Asia, Latin America, Europe and Israel.

At December 31, 2023, the Company had not yet commenced any operations. All activity through December 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On February 13, 2023, the Company’s shareholders approved a special resolution (the “First Extension”) to amend the Charter to extend the date that the Company has to consummate a business combination from February 23, 2023 to the to August 23, 2023, or such earlier date as determined by the Company’s board of directors. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the First Extension.

On August 18, 2023, the Company’s shareholders approved a special resolution (the “Second Extension”) to amend the Charter to extend the date that the Company has to consummate a business combination from August 23, 2023 to February 23, 2024, or such earlier date as determined by the Company’s board of directors (such date, the “Second Extended Date”). Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Second Extension. In accordance with the Business Combination Agreement, as amended, additional funds in the amount of $290,000 were deposited by Seamless to the Trust Account on February 21, 2023, and the required contributions continued to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until the Second Extended Date. In 2023, a total of $1,740,000 was deposited into the Trust Account as such required contributions. In connection with the votes to approve the Second Extension, the holders of 2,176,003 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $23.8 million, leaving approximately $81.1 million in the Trust Account.

In accordance with the approval of the Second Extension, additional funds in the amount of $160,000 were deposited into the Trust Account on August 23, 2023, and the lesser of (x) $160,000 and (y) $0.04 per public share multiplied by the number of public shares outstanding on such applicable date (each date on which a Contribution is to be deposited into the trust account, a “Contribution Date”) was deposited into the Company’s Trust Account (a “Contribution”) on the 23rd day of each subsequent calendar month until the Extended Date. As of December 31, 2023, a total of $800,000 was deposited into the Trust Account as such required Contributions.

On February 16, 2024, the Company’s shareholders approved an amendment to the Charter to extend the date by which it has to consummate a Business Combination (the “Third Extension”) from February 23, 2024 to November 23, 2024, or such earlier date as determined by the Board (the “Third Extended Date”). Accordingly, the Company has until the Third Extended Date to consummate its initial business combination. In connection with the votes to approve the Third Extension, the holders of 2,661,404 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.36 per share, for an aggregate redemption amount of approximately $30.26 million, leaving approximately $53.97 million in the Company’s Trust Account. Accordingly, the Company now has until the Third Extended Date to consummate its initial business combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

In accordance with the Business Combination Agreement, as amended, additional funds in the amount of $80,000 were deposited by Seamless to the Trust Account on February 20, 2024, and the required contributions will continue to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until the Third Extended Date or the date an initial business combination is completed.

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

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Going Concern, Liquidity and Capital Resources

As of December 31, 2023, the Company had approximately $43,509 of cash in its operating account and working capital deficit of approximately $4,516,047.

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

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, the $43,509 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements.

On August 3, 2022, the Company entered into a Business Combination Agreement with Seamless, as discussed above. The Company intends to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by required liquidation date. On February 16, 2024, the Company’s shareholders approved the Third Extension to extend the date by which it has to consummate a Business Combination from February 23, 2024 to the Third Extended Date. Accordingly, the Company has until the Third Extended Date to consummate its initial business combination. In connection with the votes to approve the Third Extension, the holders of 2,661,404 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.36 per share, for an aggregate redemption amount of approximately $30.26 million, leaving approximately $53.97 million in the Company’s Trust Account. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.

Cash and Marketable Securities Held in Trust Account

As of December 31, 2023 and 2022, the Company had $83,523,112 and $208,932,880 in cash and marketable securities held in the Trust Account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, the Class A ordinary shares subject to possible redemption in the amount of $83,523,112 and $208,932,880 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

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

The amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption at January 1, 2022	$202,998,782
Accretion of carrying value to initial redemption value	5,934,098
Class A ordinary shares subject to possible redemption at December 31, 2022	$208,932,880
Accretion of carrying value to initial redemption value	7,715,207
Redemption of Class A Ordinary Shares	(133,124,975)
Class A ordinary shares subject to possible redemption at December 31, 2023	$83,523,112

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022, and for the years then ended. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$2,003,234	$1,165,646	$(860,883)	$(251,081)
Denominator:
Basic and diluted weighted average common shares	10,024,516	5,833,083	19,999,880	5,833,083
Basic and diluted net income (loss) per ordinary share	$0.20	$0.20	$(0.04)	$(0.04)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

At December 31, 2023 and December 31, 2022, the Company issued an aggregate of 5,833,083 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,100 in cash. Our Sponsor transferred 69,999 Class B ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as Representative Shares (the Representative Shares are deemed to be underwriter’s compensation by the Financial Industry Regulatory Authority (“FINRA”) pursuant to Rule 5110 of the FINRA Manual). The initial shareholders collectively own 22.58% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities).

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

IPO Promissory Note – Related Party

On April 20, 2021, the Sponsor issued an unsecured promissory note (the “Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $400,000, to be used for payment of costs related to the Initial Public Offering. The note was interest bearing (0.01% annual rate) and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. These amounts were repaid upon completion of the Initial Public Offering out of the $696,875 of offering proceeds that has been allocated for the payment of offering expenses. The Company borrowed $338,038 (included interest) under the Promissory Note, and fully repaid the Note in full on December 10, 2021. As of December 31, 2023 and 2022, there was no outstanding balance under the Promissory Note.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NYSE through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the year ended December 31, 2023, the Company incurred $120,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $88,395. For the year ended December 31, 2022, the Company incurred $120,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $167,618.

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

On September 13, 2023, the Company issued an unsecured promissory note (the “Amended Note”) in the principal amount of up to $400,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Amended Note amended, replaced and superseded in its entirety the Note, and any unpaid principal balance of the indebtedness evidenced by the Note has been merged into and evidenced by the Amended Note. The Amended Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Amended Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Amended Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants, including the transfer restrictions applicable thereto. The Amended Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Amended Note and all other sums payable with regard to the Amended Note becoming immediately due and payable. As of December 31, 2023 and December 31, 2022, the Company has borrowed $325,000 and nil from the Working Capital Loans, respectively.

On March 6, 2024, the Company issued an unsecured promissory note in the principal amount up to $500,000 to Seamless Group Inc. a Cayman Islands exempted company (“Seamless”), which may be drawn down from time to time prior to the Maturity Date (as defined below) upon request by the Company. The Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). (See Note 9)

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Representative Shares

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

INFINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no preferred shares issued or outstanding.

Class A Ordinary share — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2023 and 2022, there were no Class A ordinary shares issued and outstanding (excluding the 7,408,425 shares subject to redemption as of December 31, 2023 and 19,999,880 shares subject to redemption as of December 31, 2022, respectively).

Class B Ordinary share — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. At December 31, 2023 and December 31, 2022, there were 5,833,083 Class B ordinary shares issued and outstanding. The Sponsor transferred 69,999 Class B Ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as representative shares. Hence, as of December 31, 2023 and 2022, 5,733,084 of Class B ordinary shares were held by the Sponsor and 99,999 of such shares were held by the representatives as representative shares. The initial shareholders own 22.58% of the issued and outstanding shares after the Initial Public Offering, assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. Class B ordinary share will automatically convert into Class A ordinary share at the time of the Company’s initial business combination on a one-for-one basis.

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

At December 31, 2023 and 2022, there were 9,999,940 Public Warrants outstanding and 7,796,842 warrants (each, a “Private Warrant” and collectively, the “Private Warrants”) outstanding. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

Proxy Statement/Prospectus and INFINT Shareholder Meeting

INFINT and Seamless filed with the SEC a Registration Statement on Form S-4 on September 30, 2022, as amended on December 1, 2022, February 13, 2023, April 18, 2023, June 9, 2023, August 11, 2023 and December 7, 2023, which included a proxy statement/prospectus that will be used as a proxy statement to be used in connection with the special meeting of the INFINT shareholders to be held to consider approval and adoption of (i) the Business Combination Agreement and the transactions contemplated therein, (ii) the issuance of New INFINT Ordinary Shares as contemplated by the Business Combination Agreement, (iii) the INFINT Amended and Restated Memorandum and Articles and (iv) any other proposals the parties deem necessary or desirable to effectuate the transactions contemplated by the Business Combination Agreement.

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

On January 19, 2024, the Company received a notification (the “Notice”) from the NYSE informing the Company that, because the number of public shareholders is less than 300, the Company is not in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Listing Rule”). The Listing Rule requires the Company to maintain a minimum of 300 public stockholders on a continuous basis. The Notice specifies that the Company has 45 days to submit a business plan that demonstrates how the Company expects to return to compliance with the Listing Rule within 18 months of receipt of the Notice.

On March 4, 2024, the Company submitted such a business plan to demonstrate how the Company expects to return to compliance with the Listing Rule within 18 months of receipt of the Notice. The plan is currently under review by the staff of NYSE Regulation. If NYSE Regulation accepts the plan, the Company will be notified in writing and will be subject to periodic reviews including quarterly monitoring for compliance with such plan. If NYSE Regulation does not accept the plan, the Company will be subject to delisting procedures. The Company expects that upon completion of an initial business combination it will have at least 300 public shareholders. The Notice has no immediate impact on the Company’s Class A ordinary shares, and provided the NYSE approves the plan, the Company’s Class A ordinary shares are expected to continue to be listed and traded on the NYSE during the 18-month period, subject to the Company’s compliance with other NYSE listing standards and periodic review by the NYSE of the Company’s progress under the plan.

On February 16, 2024, at the Extraordinary General Meeting of the Company, the shareholders of the Company approved a special resolution to amend the Charter to extend the date that the Company has to consummate a business combination from February 23, 2024 to the Third Extended Date.

In connection with the votes to approve the Third Extension, the holders of 2,661,404 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.36 per share, for an aggregate redemption amount of approximately $30.26 million, leaving approximately $53.97 million in the trust account.

On March 6, 2024, the Company issued the Note in the principal amount of up to $500,000 to Seamless, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Note does not bear interest and the principal balance will be payable on the Maturity Date. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As previously disclosed, the Company, Seamless and FINTECH Merger Sub Corp., a Cayman Islands exempted company and a wholly owned subsidiary of the Company, are parties to the business combination agreement dated August 3, 2022, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFINT ACQUISITION CORPORATION

Dated: March 27, 2024	By:	/s/ Alexander Edgarov
Alexander Edgarov
Chief Executive Officer

Dated: March 27, 2024	By:	/s/ Sheldon Brickman
Sheldon Brickman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2024.

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

79