Form 10-Q
period 2024-03-31
InFinT Acquisition Corp
filed 2024-05-21
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, there were 4,747,021 Class A ordinary shares, par value $0.0001 per share, and 5,833,083 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

INFINT ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INFINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$9,458	$43,509
Total Current Assets	9,458	43,509

Cash and marketable securities held in Trust Account	54,506,397	83,523,112
TOTAL ASSETS	$54,515,855	$83,566,621

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$4,025,389	$3,978,149
Accrued expenses – related party	292,407	256,407
Working capital loan- related party	325,000	325,000
Promissory note- Seamless Note	241,706	-
Total current liabilities	4,884,502	4,559,556

Deferred underwriter fee payable	5,999,964	5,999,964
TOTAL LIABILITIES	10,884,466	10,559,520

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 4,747,021 and 7,408,425 shares at redemption value, respectively	54,506,397	83,523,112

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding the 4,747,021 and 7,408,425 shares subject to redemption as of March 31, 2024 and December 31, 2023, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,833,083 issued and outstanding	583	583

Additional paid-in capital	-	-
Accumulated deficit	(10,875,591)	(10,516,594)
Total Shareholders’ Deficit	(10,875,008)	(10,516,011)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$54,515,855	$83,566,621

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

Formation and operating costs	$322,997	$577,950
Administrative expenses from related party	36,000	54,970
Loss from operation costs	(358,997)	(632,920)
Other income:
Interest earned on marketable securities held in Trust Account	949,100	1,631,158
Net Income	$590,103	$998,238

Weighted average shares outstanding of Class A ordinary share subject to redemption	6,092,346	14,560,700
Basic and diluted net income per ordinary share subject to redemption	$0.05	$0.05
Weighted average shares outstanding of Class B non-redeemable ordinary share	5,833,083	5,833,083
Basic and diluted net income per ordinary share not subject to redemption	$0.05	$0.05

The accompanying notes are an integral part of these financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023 (audited)	-	$-	5,833,083	$583	$-	$(10,516,594)	$(10,516,011)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(320,000)	(949,100)	(1,269,100)
Contribution for extension	-	-	-	-	320,000	-	320,000
Net income	-	-	-	-	-	590,103	590,103
Balance – March 31, 2024 (unaudited)	-	$-	5,833,083	$583	$-	$(10,875,591)	$(10,875,008)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022 (audited)	-	$-	5,833,083	$583	$-	$(8,488,887)	$(8,488,304)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	(580,000)	(1,631,158)	(2,211,158)
Contribution for extension	-	-	-	-	580,000	-	580,000
Net income	-	-	-	-	-	998,238	998,238

Balance – March 31, 2023(unaudited)	-	$-	5,833,083	$583	$-	$(9,121,807)	$(9,121,224)

The accompanying notes are an integral part of these condensed financial statements.

INFINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$590,103	$998,238
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(949,100)	(1,631,158)
Changes in operating assets and liabilities:
Prepaid insurance	-	94,553
Accrued expenses	47,240	337,730
Accrued expenses – related party	36,000	70,719
Net cash used in operating activities	(275,757)	(129,918)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	30,285,815	109,309,854
Investment of cash in Trust Account	(320,000)	(580,000)
Net cash provided by investing activities	29,965,815	108,729,854

Cash flows from financing activities:
Proceeds from promissory note- Seamless Note	241,706	-
Redemption of Class A ordinary shares	(30,285,815)	(109,309,854)
Contribution for extension	320,000	580,000
Net cash used in financing activities	(29,724,109)	(108,729,854)

Net change in cash	(34,051)	(129,918)
Cash at beginning of period	43,509	271,467
Cash at end of period	$9,458	$141,549

Non-cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$1,269,100	$2,211,158

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

At March 31, 2024, the Company had not yet commenced any operations. All activity through March 31, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is InFinT Capital LLC, a United States based sponsor group (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2021. On November 23, 2021, the Company consummated its Initial Public Offering of 19,999,880 Units (the “Units” and, with respect to the Class A ordinary share included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $199,998,800, and incurring offering costs of $9,351,106 of which $5,999,964 was for deferred underwriting commissions (see Note 6). Each Unit consists of one Class A ordinary share of the Company and one-half of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”), where each whole warrant entitles the holder to purchase one Class A ordinary share. The Company granted the underwriter a 45-day option to purchase up to an additional 2,608,680 Units at the Initial Public Offering price to cover over-allotments, if any. Simultaneous with the close of the Initial Public Offering, the over-allotment option was exercised in full.

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

On February 13, 2023, the Company’s shareholders approved a special resolution (the “First Extension Proposal”) to amend the Charter to extend the date that the Company has to consummate a business combination from February 23, 2023 to August 23, 2023, or such earlier date as determined by the Company’s board of directors (the “First Extended Date”). Under Cayman Islands law, the amendment to the Charter took effect upon approval of the First Extension Proposal. Accordingly, the Company had until August 23, 2023 to consummate its initial business combination. In connection with the votes to approve the First Extension Proposal, the holders of 10,415,452 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share, for an aggregate redemption amount of approximately $109.31 million, leaving approximately $100.59 million in the Trust Account.

On August 18, 2023, the Company’s shareholders approved a special resolution (the “Second Extension Proposal”) to amend the Charter to extend the date that the Company has to consummate a business combination from August 23, 2023 to February 23, 2024, or such earlier date as determined by the Company’s board of directors (such date, the “Second Extended Date”). Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Second Extension Proposal. Accordingly, the Company had until February 23, 2024 to consummate its initial business combination. In connection with the votes to approve the Second Extension Proposal, the holders of 2,176,003 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $23.8 million, leaving approximately $81.1 million in the Trust Account.

On February 16, 2024, the Company’s shareholders approved an amendment to the Charter to extend the date by which it has to consummate a Business Combination (the “Third Extension”) from February 23, 2024 to November 23, 2024, or such earlier date as determined by the board of directors (such date, as may be further extended by vote of the Company’s shareholders, the “Third Extended Date”). Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Third Extension Proposal. Accordingly, the Company now has until the Third Extended Date to consummate its initial business combination (the “Combination Period”). In connection with the votes to approve the Third Extension, the holders of 2,661,404 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.36 per share, for an aggregate redemption amount of approximately $30.26 million, leaving approximately $53.97 million in the Company’s Trust Account.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial business combination before the Third Extended Date.

In accordance with the Business Combination Agreement, as amended, additional funds in the amount of $290,000 were deposited by Seamless to the Trust Account on February 21, 2023, and the required contributions continued to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until August 23, 2023. As of August 23, 2023, a total of $1,740,000 was deposited into the Trust Account as such required contributions.

In accordance with the approval of the Second Extension Proposal, additional funds in the amount of $160,000 were deposited into the Trust Account on August 23, 2023, and the lesser of (x) $160,000 and (y) $0.04 per public share multiplied by the number of public shares outstanding on such applicable date (each date on which a Contribution is to be deposited into the trust account, a “Contribution Date”) was deposited into the Company’s Trust Account (a “Contribution”) on the 23rd day of each subsequent calendar month until the Second Extended Date. As of November 17, 2023, a total of $640,000 was deposited into the Trust Account as such required contributions.

In accordance with the Business Combination Agreement, as amended, additional funds in the amount of $80,000 were deposited by Seamless to the Trust Account on February 20, 2024, and the required contributions will continue to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until the Third Extended Date or the date an initial business combination is completed. As of May 20, 2024, a total of $560,000 has been deposited into the Trust Account as such required contributions.

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Sponsor has agreed (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination by the Third Extended Date or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination by the Third Extended Date although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial business combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial business combination.

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

Going Concern, Liquidity and Capital Resources

As of March 31, 2024, the Company had approximately $9,458 of cash in its operating account and working capital deficit of approximately $4,875,044.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, the $9,458 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements.

On August 3, 2022, the Company entered into a Business Combination Agreement with Seamless, as discussed above. The Business Combination Agreement was amended by an amendment dated October 20, 2022, an amendment dated November 29, 2022 and an amendment dated February 20, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by required liquidation date. On February 16, 2024, the Company’s shareholders approved the Third Extension Proposal. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Third Extension Proposal. Accordingly, the Company now has until the Third Extended Date to consummate its initial business combination. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Marketable Securities Held in Trust Account

As of March 31, 2024 and December 31, 2023, the Company had $54,506,397 and $83,523,112 in cash and marketable securities held in the Trust Account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024, the Class A ordinary shares subject to possible redemption in the amount of $54,506,397 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The amounts of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption at January 1, 2023	$208,932,880
Accretion of carrying value to initial redemption value	7,715,207
Redemption of Class A ordinary shares	$(133,124,975)
Class A ordinary shares subject to possible redemption at December 31, 2023	$83,523,112
Accretion of carrying value to initial redemption value	1,269,100
Redemption of Class A ordinary shares	$(30,285,815)
Class A ordinary shares subject to possible redemption at March 31, 2024	$54,506,397

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Net income per ordinary share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period, excluding ordinary share subject to forfeiture. At March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$301,466	$288,637	$712,719	$285,519
Denominator:
Basic and diluted weighted average common shares	6,092,346	5,833,083	14,560,700	5,833,083
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.05	$0.05

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

At March 31, 2024 and December 31, 2023, the Company issued an aggregate of 5,833,083 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,100 in cash. Our Sponsor transferred 69,999 Class B ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as Representative Shares (the Representative Shares are deemed to be underwriter’s compensation by the Financial Industry Regulatory Authority (“FINRA”) pursuant to Rule 5110 of the FINRA Manual). The initial shareholders collectively own 22.58% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities).

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

IPO Promissory Note – Related Party

On April 20, 2021, the Sponsor issued an unsecured promissory note (the “IPO Promissory Note”) to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $400,000, to be used for payment of costs related to the Initial Public Offering. The note is interest bearing (0.01% annual rate) and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid upon completion of the Initial Public Offering out of the $696,875 of offering proceeds that has been allocated for the payment of offering expenses. The Company borrowed $338,038 (including interest) under the Promissory Note, and fully repaid the IPO Promissory Note in full on December 10, 2021. As of March 31, 2024 and December 31, 2023, there was no outstanding balance under the IPO Promissory Note.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on NYSE through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $10,000 per month for these services. For the three months ended March 31, 2024, the Company incurred $30,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $6,000. For the three months ended March 31, 2023, the Company incurred $30,000 in expenses for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $24,970.

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

On September 13, 2023, the Company issued an unsecured promissory note (the “Amended Note”) in the principal amount of up to $400,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Amended Note amended, replaced and superseded in its entirety the Note, and any unpaid principal balance of the indebtedness evidenced by the Note has been merged into and evidenced by the Amended Note. The Amended Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Amended Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Amended Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the Private Placement Warrants, including the transfer restrictions applicable thereto. The Amended Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Amended Note and all other sums payable with regard to the Amended Note becoming immediately due and payable. As of March 31, 2024 and December 31, 2023, the Company has borrowed $325,000 from the Working Capital Loans, respectively.

On March 6, 2024, the Company issued an unsecured promissory note (the “Seamless Note”) in the principal amount of up to $500,000 to Seamless, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Seamless Note does not bear interest and the principal balance will be payable on the Maturity Date. The Seamless Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Note and all other sums payable with regard to the Seamless Note becoming immediately due and payable. As of March 31, 2024 and December 31, 2023, the Company has borrowed $241,706 and nil from the Seamless Note, respectively.

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

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of commencement of sales of the Initial Public Offering pursuant to FINRA Rule 5110(e)(1s). Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities for a period of 180 days beginning on the date of commencement of sales of the Initial Public Offering, except as provided in FINRA Rule 5110(e)(2).

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the insider shares, as well as the holders of the Private Placement Warrants (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriter (and/or its designees) may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on the effective date of the Initial Public Offering. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Warrants (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriter (and/or its designees) may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriter and/or its designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriter and/or its designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.

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

INFINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Ordinary share — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were no Class A ordinary shares issued and outstanding (excluding the 4,747,021 shares subject to redemption as of March 31, 2024 and 7,408,425 shares subject to redemption as of December 31, 2023, respectively).

Class B Ordinary share — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 5,833,083 Class B ordinary shares issued and outstanding. The Sponsor transferred 69,999 Class B Ordinary shares to EF Hutton and 30,000 Class B ordinary shares to JonesTrading as Representative Shares. Hence, as of March 31, 2024 and December 31, 2023, 5,733,084 of Class B ordinary shares were held by the Sponsor and 99,999 of such shares were held by the representatives as Representative Shares. The initial shareholders own 22.58% of the issued and outstanding shares after the Initial Public Offering, assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering. As of March 31, 2024, the initial shareholders own approximately 55.1% of the issued and outstanding shares. Class B ordinary share will automatically convert into Class A ordinary share at the time of the Company’s initial Business Combination on a one-for-one basis.

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

At March 31, 2024 and December 31, 2023, there were 9,999,940 Public Warrants outstanding and 7,796,842 Private Placement Warrants outstanding, respectively. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

Proxy Statement/Prospectus and INFINT Shareholder Meeting

INFINT and Seamless filed with the SEC a Registration Statement on Form S-4 on September 30, 2022, as amended on December 1, 2022, February 13, 2023, April 18, 2023, June 9, 2023, August 11, 2023, December 7, 2023 and April 22, 2024 which included a proxy statement/prospectus that will be used as a proxy statement to be used in connection with the special meeting of the INFINT shareholders to be held to consider approval and adoption of (i) the Business Combination Agreement and the transactions contemplated therein, (ii) the issuance of New INFINT Ordinary Shares as contemplated by the Business Combination Agreement, (iii) the INFINT Amended and Restated Memorandum and Articles and (iv) any other proposals the parties deem necessary or desirable to effectuate the transactions contemplated by the Business Combination Agreement.

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

From August 2023 until February 2024, in accordance with the approval of the Second Extension Proposal, the lesser of (x) $160,000 and (y) $0.04 per public share multiplied by the number of public shares outstanding on each Contribution Date were deposited into the Trust Account. In accordance with the approval of the Third Extension Proposal, additional funds in the amount of $80,000 were deposited by Seamless to the Trust Account on April 18, 2024.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements, as that term is defined under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Business Combination Agreement; Extensions

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

On August 18, 2023, the Company’s shareholders approved the Second Extension Proposal to amend the Charter to extend the date that the Company has to consummate a business combination from August 23, 2023 to the Second Extended Date. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Second Extension Proposal. Accordingly, the Company had until February 23, 2024 to consummate its initial business combination. In connection with the votes to approve the Second Extension Proposal, the holders of 2,176,003 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $23.8 million, leaving approximately $81.1 million in the Trust Account.

In accordance with the Business Combination Agreement, as amended, and the approval of the Second Extension Proposal, additional funds in the amount of $160,000 were deposited into the Trust Account, and the required contributions continued to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until February 23, 2024 or such earlier date that the board determines to liquidate the Company or the date an initial business combination is completed.

On February 16, 2024, the Company’s shareholders approved the Third Extension to extend the date by which it has to consummate a business combination from February 23, 2024 to the Third Extended Date. Under Cayman Islands law, the amendment to the Charter took effect upon approval of the Third Extension Proposal. Accordingly, the Company now has until November 23, 2024 to consummate its initial business combination. In connection with the votes to approve the Third Extension, the holders of 2,661,404 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.36 per share, for an aggregate redemption amount of approximately $30.26 million, leaving approximately $53.97 million in the Company’s Trust Account.

In accordance with the Business Combination Agreement, as amended, additional funds in the amount of $80,000 were deposited by Seamless to the Trust Account on February 20, 2024, and the required contributions will continue to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until the Third Extended Date or the date an initial business combination is completed. As of May 20, 2024, a total of $560,000 has been deposited into the Trust Account as such required contributions.

NYSE Notice

On January 19, 2024, the Company received a notification (the “Notice”) from NYSE informing us that, because the number of public shareholders is less than 300, the Company is not in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Listing Rule”). The Listing Rule requires the Company to maintain a minimum of 300 public stockholders on a continuous basis. The Notice specifies that the Company has 45 days to submit a business plan (the “Plan”) that demonstrates how the Company expects to return to compliance with the Listing Rule within 18 months of receipt of the Notice. On March 27, 2024, NYSE Regulation notified the Company in writing the Plan was accepted, and that the Company will be subject to periodic reviews including quarterly monitoring for compliance with the Plan during the period of the Plan, which expires on November 23, 2024. Currently, the Company’s Class A ordinary shares and units continue to be listed on NYSE.

Results of Operations

Our only activities through March 31, 2024 were organizational activities, those necessary to consummate the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For three months ended March 31, 2024, we had net income of $590,103, which consisted of operating costs of $358,997, offset by interest earned on marketable securities held in the Trust Account of $949,100.

For the three months ended March 31,2023, we had net income of $998,238, which consisted of operating costs of $632,920, offset by interest earned on marketable securities held in the Trust Account of $1,631,158.

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

For the three months ended March 31, 2024, cash used in operating activities was $275,757. Net income of $590,103 was offset by interest earned on marketable securities held in the Trust Account of $949,100. Changes in operating assets and liabilities used $83,240 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $129,918. Net income of $998,238 was offset by interest earned on marketable securities held in the Trust Account of $1,631,158. Changes in operating assets and liabilities used $503,002 of cash for operating activities.

At March 31, 2024, we had marketable securities held in the Trust Account of $54,506,397 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Through March 31, 2024, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

At March 31, 2024, we have available to us $9,458 of cash on our operating account and working capital deficit of $4,875,044. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The interest income earned on the investments in our trust account are unavailable to fund operating expenses.

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

On September 13, 2023, the Company issued an unsecured promissory note (the “Amended Note”) in the principal amount of up to $400,000 to the Sponsor, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Amended Note amended, replaced and superseded in its entirety the Note, and any unpaid principal balance of the indebtedness evidenced by the Note has been merged into and evidenced by the Amended Note. The Amended Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the Sponsor has the option on the Maturity Date to convert the principal outstanding under the Amended Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Amended Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its Initial Public Offering, as described in the prospectus for the Initial Public Offering, dated November 22, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The Amended Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Amended Note and all other sums payable with regard to the Amended Note becoming immediately due and payable. As of March 31, 2024, $250,000 is outstanding under the Note.

On March 6, 2024, the Company issued an unsecured promissory note (the “Seamless Note”) in the principal amount of up to $500,000 to Seamless, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The Seamless Note does not bear interest and the principal balance will be payable on the Maturity Date. The Seamless Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Second Note and all other sums payable with regard to the Seamless Note becoming immediately due and payable. As of March 31, 2024, $241,706 was outstanding pursuant to the Note.

We will have until the Third Extended Date to consummate our initial Business Combination. In accordance with the Business Combination Agreement, as amended, and the approval of the Third Extension Proposal, additional funds in the amount of $320,000 were deposited into the Trust Account as of March 31, 2024, and the required contributions will continue to be deposited on or before the 23rd day of each subsequent calendar month into the Trust Account until November 23, 2024 or such earlier date that the board determines to liquidate INFINT the Company or the date an initial business combination is completed. As of May 20, 2024, a total of $560,000 has been deposited to the Trust Account as required contributions.

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. However, the $9,458 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the Combination Period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements for the next twelve months from the issuance of these financial statements.

Our only activities through March 31, 2024 were organizational activities, those necessary to consummate the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of our quarterly ended March 31, 2024, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of the quarter ended March 31, 2024, our disclosure controls and procedures are not effective due to the material weakness in internal controls over financial reporting related to the restatement described in Note 9 to our amendment to the Form 10-Q for the quarter ended March 31, 2023 financial statements filed with the SEC on August 4, 2023. The material weakness specifically related to the subsequent measurement of complex financial instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 23, 2021, the Company consummated the Initial Public Offering of 17,391,200 units at $10.00 per Unit and the sale of 7,032,580 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the closing of the Initial Public Offering. The Company has listed the Units on the New York Stock Exchange. On November 23, 2021, the underwriters exercised their over-allotment option in full, according to which the Company consummated the sale of an additional 2,608,680 Units, at $10.00 per Unit, and the sale of an additional 764,262 Private Placement Warrants, at $1.00 per Private Placement Warrant. Following the closing of the over-allotment option, the Company generated total gross proceeds of $207,795,642 from the Initial Public Offering and the Private Placement, of which the Company raised $199,998,800 in the Initial Public Offering, $7,796,842 in the Private Placement and of which $202,998,782 was placed in the Company’s Trust Account with Continental Stock Transfer & Company as trustee, established for the benefit of the Company’s public shareholders. Transaction costs amounted to $9,351,106 consisting of $2,499,985 of underwriting fees, $5,999,964 was for deferred underwriting commissions, $268,617 for the fair value of the representative shares and $582,540 of other offering costs. The amount of funds available for a business combination is approximately $53.2 million after payment of $5,999,964 of deferred underwriting fees and payment of an aggregate redemption amount of approximately $109.31 million as a result of the approval of the First Extension Proposal, and an aggregate redemption amount of approximately $23.8 million as a result of the approval of the Second Extension Proposal and an aggregate redemption amount of approximately $30.26 million as a result of the approval of the Third Extension Proposal.

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

3.3	Fourth Amended and Restated Memorandum and Articles of Association of INFINT Acquisition Corporation, dated February 16, 2024 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-41079) as filed with the SEC on February 20, 2024)

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

10.3	Promissory Note, dated March 6, 2024, issued by INFINT Acquisition Corporation to Seamless Group, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-41079) as filed with the SEC on March 15, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

***	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINT ACQUISITION CORPORATION

Date: May 20, 2024	By:	/s/ Alexander Edgarov
	Name:	Alexander Edgarov
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Sheldon Brickman
	Name:	Sheldon Brickman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

