Form 10-Q
period 2024-09-30
Currenc Group Inc.
filed 2024-11-19
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-41079

Currenc Group Inc.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1602649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North Bridge Road, SPACES City Hall, Singapore	188726
(Address of principal executive offices)	(Zip Code)

+65 6407-7362

(Registrant’s telephone number, including area code)

INFINT Acquisition Corporation

32 Broadway, Suite 401
New York, New York 10004

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	CURR	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2024, there were 46,527,999 ordinary shares, par value $0.0001 per share, issued and outstanding.

CURRENC GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CURRENC GROUP INC. AND SUBSIDIARIES

CURRENC GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	49,060,421	48,516,765
Short-term investments	-	300,000
Restricted cash	42,421	5,428,790
Accounts receivable, net	2,640,862	2,450,871
Prepayments to remittance agents	-	137,854
Escrow money receivable	-	5,014,829
Amounts due from related parties	3,831,195	7,287,376
Prepayments, receivables and other assets	26,957,511	34,225,239
Total current assets	82,532,410	103,361,724
Non-current assets:
Investment in an equity security	-	100,000
Equipment and software, net	955,975	1,016,490
Right-of-use asset	29,725	154,234
Intangible assets	3,771,256	9,191,713
Goodwill	26,999,726	27,001,383
Deferred tax assets	675,420	664,888
Total non-current assets:	32,432,102	38,128,708
Total assets	114,964,512	141,490,432
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Borrowings	20,137,666	17,804,093
Receivable factoring	624,227	423,483
Escrow money payable	-	360,207
Client money payable	-	4,645,290
Accounts payable, accruals and other payables	35,657,510	53,988,231
Amounts due to related parties	78,469,376	86,488,519
Convertible bonds and notes	1,750,000	10,000,000
Lease liabilities	25,272	152,325
Total current liabilities	136,664,051	173,862,148
Non-current liabilities:
Borrowings	-	2,506,974
Deferred tax liabilities	969,460	1,246,760
Employee benefit obligation	59,849	59,849
Lease liabilities	6,098	-
Total non-current liabilities:	1,035,407	3,813,583
Total liabilities	137,699,458	177,675,731

Commitments and contingencies (Note 12)

Mezzanine equity	-	2,957,948
Shareholders’ deficit:
Ordinary shares (US$0.0001 par value; 550,000,000 shares authorized; 46,527,999 and 33,980,753 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively) (1)	4,653	3,398
Additional paid-in capital (1)	57,056,967	29,227,005
Accumulated deficit	(103,857,748)	(92,075,379)
Accumulated other Comprehensive (Loss) Income	(158,585)	88,366
Total shareholders’ deficit attributable to Currenc Group Inc.	(46,954,713)	(62,756,610)
Non-controlling interests	24,219,767	23,613,363
Total deficit	(22,734,946)	(39,143,247)
Total liabilities, mezzanine equity and shareholders’ deficit	114,964,512	141,490,432

(1)	Retrospectively restated to reflect Reverse Recapitalization – see Note 2.

The accompanying notes form an integral part of these condensed consolidated financial statements.

CURRENC GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
Revenue	11,259,716	12,736,547	35,370,503	39,901,966

Cost of revenue	(8,124,542)	(8,597,348)	(24,030,794)	(26,692,493)
Gross profit	3,135,174	4,139,199	11,339,709	13,209,473
Selling expenses	(3,649)	(3,736)	(13,408)	(22,635)

General and administrative expenses	(19,061,439)	(6,450,397)	(30,026,776)	(18,823,918)

Loss from operations	(15,929,914)	(2,314,934)	(18,700,475)	(5,637,080)
Finance costs, net	(3,855,555)	(1,496,968)	(7,682,277)	(4,651,844)
Other income	15,010,449	241,300	15,548,629	363,021
Other expenses	(160,362)	(18,078)	(200,096)	(65,542)

Loss before income tax	(4,935,382)	(3,588,680)	(11,034,219)	(9,991,445)
Income tax expense	(86,043)	(226,432)	(226,472)	(455,652)

Net loss	(5,021,425)	(3,815,112)	(11,260,691)	(10,447,097)
Net income attributable to non-controlling interests	60,419	(15,333)	(549,476)	(464,162)

Net loss attributable to Currenc Group Inc.	(4,961,006)	(3,830,445)	(11,810,167)	(10,911,259)

Net loss per share, basic and diluted (1)	$(0.13)	$(0.11)	$(0.33)	$(0.32)

Shares used in net loss per share computation, basic and diluted (1)	38,163,168	33,980,753	35,374,891	33,980,753

Other comprehensive loss:
Foreign currency translation adjustments	(72,055)	(15,613)	(190,023)	388,513

Total comprehensive loss	(5,093,480)	(3,830,725)	(11,450,714)	(10,058,584)
Total Comprehensive loss (income) attributable to non-controlling interests	18,291	(5,128)	(606,404)	(449,339)
Total comprehensive loss attributable to Currenc Group Inc.	(5,075,189)	(3,835,853)	(12,057,118)	(10,507,923)

(1)	Retrospectively restated to reflect Reverse Recapitalization – see Note 2.

The accompanying notes form an integral part of these condensed consolidated financial statements.

CURRENC GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months ended September 30, 2024 AND 2023 (UNAUDITED)

					Accumulated Other Comprehensive Loss
	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Foreign currency translation adjustments	Remeasurement of post-employee benefits obligation	Total Shareholders’ Deficit	Non-controlling Interests	Total Deficit
Balance at January 1, 2023 (as previously reported)	58,030,000	58,030	29,172,373	(76,768,829)	40,793	20,505	(47,477,128)	22,741,749	(24,735,379)
Retroactive application of the recapitalization (1)	(24,049,247)	(54,632)	54,632	-	-	-	-	-	-
Balance at January 1, 2023 (as adjusted)	33,980,753	3,398	29,227,005	(76,768,829)	40,793	20,505	(47,477,128)	22,741,749	(24,735,379)
Net loss	-	-	-	(3,543,442)	-	-	(3,543,442)	203,635	(3,339,807)
Foreign currency translation adjustments	-	-	-	-	597,714	(692)	597,022	(12,469)	584,553
Balance at March 31, 2023	33,980,753	3,398	29,227,005	(80,312,271)	638,507	19,813	(50,423,548)	22,932,915	(27,490,633)
Net loss	-	-	-	(3,537,372)	-	-	(3,537,372)	245,194	(3,292,178)
Foreign currency translation adjustments	-	-	-	-	(188,280)	2	(188,278)	7,851	(180,427)
Balance at June 30, 2023	33,980,753	3,398	29,227,005	(83,849,643)	450,227	19,815	(54,149,198)	23,185,960	(30,963,238)
Net loss	-	-	-	(3,830,445)	-	-	(3,830,445)	15,333	(3,815,112)
Foreign currency translation adjustments	-	-	-	-	(5,408)	-	(5,408)	(10,205)	(15,613)
Balance at September 30, 2023	33,980,753	3,398	29,227,005	(87,680,088)	444,819	19,815	(57,985,051)	23,191,088	(34,793,963)

					Accumulated Other Comprehensive Loss
	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Foreign currency translation adjustments	Remeasurement of post-employee benefits obligation	Total Shareholders’ Deficit	Non-controlling Interests	Total Deficit
Balance at January 1, 2024 (as previously reported)	58,030,000	58,030	29,172,373	(92,075,379)	68,551	19,815	(62,756,610)	23,613,363	(39,143,247)
Retroactive application of the recapitalization (1)	(24,049,247)	(54,632)	54,632	-	-	-	-	-	-
Balance at January 1, 2024 (as adjusted)	33,980,753	3,398	29,227,005	(92,075,379)	68,551	19,815	(62,756,610)	23,613,363	(39,143,247)
Net loss	-	-	-	(3,034,984)	-	-	(3,034,984)	403,056	(2,631,928)
Foreign currency translation adjustments	-	-	-	-	363,393	-	363,393	4,742	368,135
Balance at March 31, 2024	33,980,753	3,398	29,227,005	(95,110,363)	431,944	19,815	(65,428,201)	24,021,161	(41,407,040)
Net loss	-	-	-	(3,814,177)	-	-	(3,814,177)	206,839	(3,607,338)
Foreign currency translation adjustments	-	-	-	-	(496,161)	-	(496,161)	10,058	(486,103)
Disposal of subsidiaries	-	-	-	27,798	-	-	27,798	-	27,798
Balance at June 30, 2024	33,980,753	3,398	29,227,005	(98,896,742)	(64,217)	19,815	(69,710,741)	24,238,058	(45,472,683)
Net loss	-	-	-	(4,961,006)	-	-	(4,961,006)	(60,419)	(5,021,425)
Foreign currency translation adjustments	-	-	-	-	(114,183)	-	(114,183)	42,128	(72,055)
Share-based compensation	3,964,324	396	13,137,454	-	-	-	13,137,850	-	13,137,850
Issuance of share capital (before Business Combination)	2,054,923	206	24,349,795	-	-	-	24,350,001	-	24,350,001
Business Combination and PIPE Financing	6,527,999	653	(9,657,287)	-	-	-	(9,656,634)	-	(9,656,634)
Balance at September 30, 2024	46,527,999	4,653	57,056,967	(103,857,748)	(178,400)	19,815	(46,954,713)	24,219,767	(22,734,946)

(1)	Retrospectively restated to reflect Reverse Recapitalization – see Note 2.

The accompanying notes form an integral part of these condensed consolidated financial statements.

CURRENC GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2024	2023
	US$	US$
Cash flows from operating activities:
Net loss	(11,260,691)	(10,447,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense for share-based compensation	13,137,850	-
Non-cash expense for share issued for service providers	1,000,000	-
Non-cash offering costs for convertible note	2,512,000	-
Non-cash finance cost for debt conversion	340,159	-
Amortization of discount on convertible bonds	-	801,692
Depreciation of equipment and software	420,642	466,229
Depreciation of right-of-use assets	131,378	132,117
Amortization of intangible assets	2,184,996	2,292,031
Deferred income taxes	(119,078)	-
Disposal of subsidiaries including gain	(21,737,480)	-
Goodwill impairment	1,657	-
Unrealized foreign exchange gain	1,586,780	101,609
Changes in operating assets and liabilities:
Accounts receivable	(147,011)	568,655
Prepayments, receivables and other assets	6,093,059	8,531,594
Escrow money payable	10,373	101,382
Client money payable	(416,198)	(801,190)
Accounts payable, accruals and other payables	(9,028,919)	(11,826,195)
Interest payable on convertible bonds	-	2,798,675
Amount due from a director	1,427,640	-
Amounts due from related parties	(1,842,634)	(2,416,376)
Amounts due to related parties	4,034,054	(1,147,877)
Net cash used in operating activities	(11,671,423)	(10,844,751)

Cash flows from investing activities:
Decrease in short-term investments	(365,224)	(174,303)
Net cash used in investing activities	(365,224)	(174,303)

Cash flows from financing activities:
Increase in bank overdrafts	-	568,100
Proceeds from convertible note	1,750,000	-
Proceeds from borrowings	640,145	1,250,741
Repayment of borrowings	(220,986)	(1,492,925)
Proceeds from receivable factoring	1,604,828	1,580,109
Repayment of receivable factoring	(1,452,946)	(1,908,489)
Payment of principal elements of lease liabilities	(136,094)	(126,520)
Payment of interest elements of lease liabilities	(5,842)	(19,082)
Net cash generated from/(used in) financing activities	2,179,105	(148,066)

Net decrease in cash and cash equivalents	(9,857,542)	(11,167,120)
Cash and cash equivalents, restricted cash and escrow money receivable at beginning of the period	58,960,384	73,999,703
Cash and cash equivalents, restricted cash and escrow money receivable at end of the period	49,102,842	62,832,583

Supplemental disclosure of cash flow information:
Income taxes paid	(345,550)	(30,151)
Interest paid	(972,448)	(1,169,664)

Supplemental disclosure of non-cash investing and financing activities:
Net liabilities assumed upon Closing of Business Combination	12,168,598	-
Issuance of Common stock upon acquisition of equity interest	5,348,515	-
Issuance of Common stock upon conversion of convertible bond	17,001,486	-

The accompanying notes form an integral part of these condensed consolidated financial statements.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1	Organization and business

Currenc Group Inc. (the “Company”) is a limited liability company incorporated in the Cayman Islands on March 8, 2021. It is an investment holding company headquartered in Singapore.

The Company was originally a publicly traded special purpose acquisition company named INFINT Acquisition Corporation (“INFINT”) formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities.

Initial Public Offering

On November 23, 2021, INFINT consummated its initial public offering (the “Initial Public Offering”) of 17,391,200 units (each a “Unit”) at a price of $10.00 per Unit and the sale of 7,032,580 private placement warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement (the “Private Placement”) to the Sponsor that closed simultaneously with the closing of the Initial Public Offering. On November 23, 2021, the Underwriters exercised their over-allotment option in full, according to which INFINT consummated the sale of an additional 2,608,680 Units, at $10.00 per Unit, and the sale of an additional 764,262 Private Warrants, at $1.00 per Private Warrant. Following the closing of the over-allotment option, INFINT generated total gross proceeds of $207,795,642 from the Initial Public Offering and the Private Placement, of which INFINT raised $199,998,800 in the Initial Public Offering, $7,796,842 in the Private Placement and of which $202,998,782 was placed in INFINT’s Trust Account with Continental Stock Transfer & Company as trustee, established for the benefit of INFINT’s public shareholders. The Underwriters received a cash underwriting discount of (i) one and one-quarter percent (1.25%) of the gross proceeds of the Initial Public Offering, or $2,499,985, and (ii) one half of a percent (0.5%) in the form of representative shares (69,999 INFINT Class B ordinary shares to EF Hutton and 30,000 INFINT Class B ordinary shares to JonesTrading). In addition, the Underwriters were entitled to a deferred fee of three percent (3.00%) of the gross proceeds of the Initial Public Offering, or $5,999,964, upon the closing of the Business Combination, pursuant to the underwriting agreement dated November 18, 2021 (the “Underwriting Agreement”). The deferred fee was partially paid in cash from the amounts held in the Trust Account and partially settled through a promissory note issued upon the closing of the Business Combination.

Business Combination

On August 30, 2024 (the “Closing Date”), INFINT, INFINT Fintech Merger Sub Corp., a Cayman Islands exempted company and wholly owned subsidiary of INFINT (“Merger Sub”), and Seamless Group Inc., a limited liability company under the laws of the Cayman Islands (along with its wholly owned subsidiaries, “Seamless”), consummated a business combination pursuant to the business combination agreement, dated as of August 3, 2022, as amended (the “Business Combination Agreement”).

On the Closing Date, INFINT completed a series of transactions (the “Closing”) that resulted in the combination (the “Business Combination”) of INFINT with Seamless. On August 30, 2024, pursuant to the Business Combination Agreement, the Merger Sub merged with and into Seamless, with Seamless surviving the merger as a wholly owned subsidiary of INFINT, and INFINT changed its name to Currenc Group Inc. (“Currenc”). The Company’s ordinary shares are listed on the Nasdaq Capital Market under the symbol “CURR”.

As consideration for the Business Combination, Currenc issued to Seamless shareholders an aggregate of 40,000,000 ordinary shares (the “Exchange Consideration”). In addition, Currenc issued 400,000 commitment shares to the PIPE investor (as described below) and an aggregate of 200,000 shares to vendors in connection with the Closing, issued promissory notes for approximately $5.7 million to EF Hutton LLC (“EF Hutton”), approximately $3.2 million to Greenberg Traurig LLP (“Greenberg Traurig”), and $603,623 to INFINT Capital LLC (the “Sponsor”), and entered into a $1.75 million PIPE Offering, as set forth below.

Simultaneous with the closing of the Business Combination, Currenc also completed a series of private financings, issuing a Convertible Note for $1.94 million, 400,000 commitment shares, and warrants to purchase 136,110 ordinary shares in a private placement to a PIPE investor (the “PIPE Offering”), which raised $1.75 million in net proceeds.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1	Organization and business (continued)

The Company’s principal subsidiaries at September 30, 2024 are set out below:

			Percentage of ownership held by the Company
Company Name	Place of incorporation	Principal activities	Directly	Indirectly
Seamless Group Inc.	Cayman Islands	Investment holding	100%
Dynamic Investment Holdings Limited	Cayman Islands	Investment holding		100%
Bagus Fintech Pte. Ltd.	Singapore	Providing business center services	—	100%
PT Tranglo Indonesia	Indonesia	Operating money remittance business	—	60%
PT Tranglo Solusindo	Indonesia	Providing and sourcing airtime and other related services	—	60%
Tranglo (MEA) Limited	Hong Kong	Providing and sourcing airtime and other related services	—	60%
Tranglo Europe Ltd	United Kingdom	Operating money remittance business	—	60%
Tranglo Pte. Ltd.	Singapore	Operating money remittance business	—	60%
Tik FX Malaysia Sdn. Bhd.	Malaysia	Dormant	—	60%
Treatsup Sdn. Bhd.	Malaysia	Research, development and commercialisation of Treatsup application and provision of implementation, technical services and maintenance related to the application	—	60%
Dynamic Indonesia Holdings Limited	Cayman Islands	Investment holding	—	100%
Dynamic Indonesia Pte. Ltd.	Singapore	Retail sales via the internet and development of other software and programming activities	—	82.0%
PT Dynamic Wallet Indonesia	Indonesia	Business operations have not commenced	—	82.2%
PT Walletku Indompet Indonesia	Indonesia	(i) Retail commerce through media, for textile commodities, clothing, footwear and personal needs, (ii) web portal and/or digital platforms for commercial purposes, and (iii) software publisher	—	82.2%

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2	Summary of significant accounting policies

(a)	Basis of presentation and principles of consolidation

The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024 and 2023. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Seamless for the fiscal year ended December 31, 2023.

(b)	Emerging Growth Company

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

(c)	Retroactive Application of Reverse Recapitalization

Pursuant to ASC 805-40, Reverse Acquisitions, for financial accounting and reporting purposes, Seamless was deemed the accounting acquirer with INFINT being treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization (the “Reverse Recapitalization”). Accordingly, the unaudited condensed consolidated financial statements of the Company represent a continuation of the financial statements of Seamless, with the Business Combination being treated as the equivalent of Seamless issuing stock for the net assets of INFINT, accompanied by a recapitalization. The net liabilities of INFINT were stated at historical cost, with no goodwill or other intangible assets recorded, and were consolidated with Seamless’ financial statements on the Closing Date. The number of Seamless common shares for all periods prior to the Closing Date have been retrospectively adjusted using the exchange ratio that was established in accordance with the Business Combination Agreement, after adjusting for the share repurchase disclosed in Note 3 (the “Exchange Ratio”).

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2	Summary of significant accounting policies (continued)

Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Statements of Shareholders’ Deficit

Pursuant to the terms of the Business Combination Agreement, as part of the Closing, all of the issued and outstanding Seamless common shares were all converted into 40,000,000 ordinary shares of Currenc at an Exchange Ratio of 0.650635750 (after adjusting for the share repurchase).

Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Statements of Operations and Comprehensive Loss

Furthermore, based on the retroactive application of the reverse recapitalization to the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Deficit, Seamless recalculated the weighted-average shares for the pre-Business Combination portion of the periods ended September 30, 2024 and 2023. The basic and diluted weighted-average Seamless common shares were retroactively converted to Currenc ordinary shares using the Exchange Ratio to conform to the recast periods (see Note 2 (j), Net income (loss) per share, for additional information).

Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Balance Sheets

Finally, to conform to the retroactive application of recapitalization to the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Deficit, the Company reclassified the par value of Seamless common shares to additional paid-in capital (“APIC”), less amounts attributable to the par value of the ordinary shares as recast, as of December 31, 2023.

Further details of the Reverse Recapitalization are contained in Note 3, Reverse Recapitalization and Related Transactions.

(d)	Going concern

The accompanying unaudited consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2024, the Company had cash balances of $49.1 million, a working capital deficit of $54.1 million and net capital deficit $22.7 million. For the nine months ended September 30, 2024, the Company had a net loss of $11.3 million and net cash used in operating activities of $11.7 million. Net cash used in investing activities was $0.4 million. Net cash generated from financing activities was $2.2 million, resulting principally from proceeds of borrowings.

While the Company believes that it will be able to continue to grow the Company’s revenue base and control expenditures, there is no assurance that it will be able to achieve these goals. As a result, the Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed to finance the Company’s business development activities, general and administrative expenses and growth strategy.

(e)	Use of estimates

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Certain accounting estimates of the Company require a higher degree of judgment than others in their application. These include valuation of goodwill, provision for credit losses, impairment of long-lived assets, impairment of equity investee, valuation of convertible bonds and the valuation allowance for deferred tax assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

(f)	Revenue recognition

The Company complies with ASC 606, Revenue from Contracts with Customers.

Revenue from contracts with customers is measured based on the consideration specified in a contract with a customer in exchange for transferring goods or services to a customer net of sales and service tax, returns, rebates and discounts. The Company recognizes revenue when (or as) it transfers control over a product or service to its customer. An asset is transferred when (or as) the customer obtains control of the asset. Depending on the substance of the contract, revenue is recognized when the performance obligation is satisfied, which may be at a point in time or over time.

Contract assets represent the Company’s right to consideration for performance obligations that have been fulfilled but for which the customer has not been billed as of the balance sheet date.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2	Summary of significant accounting policies (continued)

Remittance services revenue

Revenue from contracts with customers on service charges and gain/loss on foreign exchange arising from remittance activities are recognized upon the processing and execution of the international money transfer transactions. Remittance services are further divided into Fiat Currency Prefunded Remittance Service and XRP Prefunded Remittance Service. Management has considered these two services to be two product lines.

The customers of the remittance services are financial institutions (referred to as “Remittance Partners”). Remittance Partners who use the fiat currency prefunding option for their remittance business with the Company are referred to as Fiat Currency Prefunded Remittance Partners, whereas customers who choose the XRP Prefunding mode are referred to as XRP Prefunded Remittance Partners.

Fiat Currency Prefunded Remittance Service

The Company earns revenue by charging their customers a Fiat Currency Prefunded Remittance Fee when they use the Company’s platform to transfer money to a beneficiary in another country. These Fiat Currency Prefunded Remittance Fees are fixed and specific for every country’s currency and are charged at the point-in-time of executing this performance obligation. Prior to delivering cash to the customer’s beneficiary, the customer must directly provide the Company with prefunding (i.e., the cash to be remitted to the beneficiary). This is the traditional prefunding process, which the Company describes as Fiat Currency Prefunded Remittance Service.

XRP Prefunded Remittance Service

Unlike the Fiat Currency Prefunded Remittance Service, the customer obtains prefunding through Ripple Solution offered by Ripple Lab Inc. (see Note 9) with the XRP Prefunded Remittance Service. Ripple supplies the customer with the XRP equivalent of the requested prefunding. The Company subsequently liquidates this XRP on Ripple’s behalf, and the fiat currency obtained as a result of the liquidation process is transferred to the customer’s beneficiary. Customers who prefund their remittance service with XRP must enter into an agreement with Ripple and undergo stringent credit checks in order to get XRP prefunding and use Ripple’s platform. The Company charges their customers an XRP Prefunded Remittance Service Fee when the money is transferred to the customer’s beneficiary.

For both the XRP Prefunded and Fiat Currency Prefunded Remittance Services, the Company has no obligations to the customer in terms of guarantees, warranties or other similar obligations. There are also no significant payment terms involved as the Company obtains their fees shortly after charging their customers.

Sales Walletku Modern Channel

Revenue from the sale of goods is recognized at the point in time when the Company satisfies their performance obligation, which is upon delivery of the goods to the customer. The credit terms are typically 3-7 days.

Sales of airtime

Revenue from airtime sold is recognized when the relevant international airtime transfer or reload request is processed and executed.

Other services

Revenue from contracts with customers on other services is recognized as and when services are rendered.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2	Summary of significant accounting policies (continued)

(g)	Segments

As the chief operating decision-maker (“CODM”) of the Company, the Chief Executive Officer reviews the financial results when making decisions about allocating resources and assessing the performance of the Company. TNG (Asia) Limited (“TNGA”), the Tranglo Sdn BHD and related subsidiaries (“Tranglo”), GEA Limited and GEA Pte Ltd. (“GEA”) and PT Walletku Indompet Indonesia (“Walletku”) are all considered operating segments. These have been aggregated into two reportable segments, which are remittance services and sales of airtime, as described in Note 7. Other services are not assigned to a specific reportable segment as their results of operations are immaterial.

The remittance segment is operated through TNGA, GEA and Tranglo. TNGA and GEA are in the retail remittance business in Hong Kong, which is in the upstream segment of the remittance business, whereas Tranglo operates the remittance hub covering Southeast Asia and globally, and is thus in the downstream segment of the remittance business. Management operates, monitors and evaluates the whole remittance business through these three subsidiaries so as to generate the maximum synergy and create maximum value for the Company.

The Company operates the airtime segment via their international airtime transfer business through Tranglo and their retail airtime trading business locally in Indonesian through WalletKu. As with the remittance segment, management believes maximum synergy and business value can best be achieved by aggregating and managing the airtime business through these two subsidiaries.

(h)	Share-based compensation

The Company accounts for share-based payments in accordance with ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”), under which the fair value of awards issued to employees is expensed over the period in which the awards vest.

Seamless had an incentive plan approved and adopted on September 13, 2018, namely the 2018 Equity Incentive Plan. Under the 2018 Equity Incentive Plan, a total of 2,591,543 restricted stock units (“RSUs”) and 978,397 options with an exercise price of $12.87 had been awarded to certain directors and employees. All RSUs and options granted under the 2018 Incentive Plan had not been vested. The 2018 Incentive Plan was later terminated on July 29, 2022 and replaced by the new 2022 Incentive Plan. All previous awarded RSUs and options under the 2018 Incentive Plan were voided. Under the 2022 Incentive Plan, a total of 5,803,000 Seamless shares were reserved and granted to employees of Seamless.

All shares granted under the 2022 Incentive Plan will be vested upon (i) the completion of an IPO or (ii) the completion of a de-SPAC merger, with such vesting occurring upon the Closing of the Business Combination on August 30, 2024. The Incentive shares will then be vested under a trust, with 3,964,324 ordinary shares (part of the 40,000,000 Exchange Consideration Shares) being placed in trust upon the Closing of the Business Combination. The trustee will distribute the vested shares to the staff based on a schedule of (i) one third immediately upon the vesting of Incentive shares at the time of completion of IPO or de-SPAC, (ii) one third on the first anniversary date thereafter, (iii) one third on the second anniversary date thereafter. As of September 30, 2024, 1,321,441 vested shares have been distributed to the staff, while 2,642,883 vested shares remain in trust.

Seamless estimates the fair value of awards using a binomial pricing model. Seamless accounts forfeitures as they occur. For the awards granted on July 29, 2022, the following assumptions were used in the model:

Expected Volatility (39.84% to 43.74%)

Expected Dividend Yield (0%)

Expected Time to Liquidity (0.92 years to 2.92 years)

Exercise Price ($Nil)

Stock price at grant date ($6.55)

Weighted Average Fair Value of 1 Share ($5.73)

The fair value of the awards granted on July 29, 2022 is $30,479,627, after accounting for the forfeiture of 489,333 shares as of September 30, 2024.

For the awards granted on July 29, 2022, the following assumptions were used in the model:

Expected Volatility (26.65% to 42.32%)

Expected Dividend Yield (0%)

Expected Time to Liquidity (0.03 years to 2.03 years)

Exercise Price ($Nil)

Stock price at grant date ($6.22)

Weighted Average Fair Value of 1 Share ($5.78)

On August 30, 2024, Seamless has re-granted 466,573 shares out of the forfeited shares mentioned above. The fair value of the awards granted on August 30, 2024 is $2,696,053.

Share-based compensation expense recognized during the three and nine month periods ended September 30, 2024 is $13,137,850.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2	Summary of significant accounting policies (continued)

(i)	Prefunding to remittances partner

Prefunding to remittance partner represents deposits made with such a partner for remittance services to be rendered by the partner in the future. The prepayments are utilized when a remittance order is executed by the partner and the resulting amount of the order is deducted from the balance with the partner.

We allow our remittance partners to prefund their balance through cryptocurrencies. These cryptocurrencies are mainly XRP. Ripple provides the XRP upon request to the Company and our remittance partners. Under applicable accounting standards, we are an agent when facilitating cryptocurrency transactions on behalf of our customers. These cryptocurrencies are held under a bailment arrangement in an account in the Company’s name on behalf of our business partner but they are not Seamless’s assets and therefore, are not reflected as cryptocurrency assets on our consolidated balance sheets . Although the Company does not control the XRP in the bailment account, we are responsible for safeguarding the XRP in the bailment account.

Independent Reserve SG Pte Ltd (“Independent Reserve”), Philippine Digital Asset Exchange (“Pdax”), Betur, Inc. (“Coins.ph”) and Bitstamp Global Limited (“Bitstamp”) (collectively, the “Cryptocurrency Exchanges”) are centralized crypto exchanges which keep the cryptographic keys for each respective XRP wallet and provide the Company with its respective API access keys. The Company is the only party that holds the API access keys that grant it direct access to its XRP wallet maintained on the respective Cryptocurrency Exchange. The Cryptocurrency Exchanges maintain records of all assets deposited by its users and send statements to the Company. The Company reconciles its internal ODL transaction records to the statements received from the Cryptocurrency Exchanges to ensure that these are accurate. The Company has an obligation to protect the API access keys from being abused or stolen. The Company is responsible for any damages caused by loss or theft.

Due to the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks, in accordance with Staff Accounting Bulletin No. 121 (“SAB 121”), we recognize a crypto asset safeguarding liability to reflect our obligation to safeguard the crypto assets held in the bailment account, which is recorded in Accounts payable, accruals and other payables on our consolidated balance sheet. We also recognize a corresponding safeguarding asset which is recorded in Prepayments, receivables and other assets on our consolidated balance sheet. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using prices available in the market we determine to be the principal market at the balance sheet date. The corresponding safeguarding asset may be adjusted for loss events, as applicable. As of September 30, 2024, the Company has not incurred any safeguarding loss events, and therefore, the crypto asset safeguarding liability and corresponding safeguarding asset were recorded at the same value. Safeguarding assets as of September 30, 2024 and December 31, 2023 are $2,222,368 and $1,983,116 respectively. Safeguarding liabilities as of September 30, 2024 and December 31, 2023 are $2,222,368 and $1,983,116 respectively.

(j)	Net income (loss) per share

Basic earnings per share is calculated by dividing the net income or loss by the weighted average number of ordinary shares outstanding for the period, without consideration of potentially dilutive securities.

Diluted net earnings per share is calculated by dividing the net income or loss by the weighted average number of ordinary shares and potentially dilutive securities outstanding for the period. If there is a loss, potentially dilutive securities are not considered, as they would be anti-dilutive.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2	Summary of significant accounting policies (continued)

The following tables provide the calculation of basic and diluted net loss per ordinary share for the three months and nine months ended September 30, 2024, and September 30, 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Numerator:
Net loss	$(4,961,006)	$(3,830,445)	$(11,810,167)	$(10,911,259)

Denominator:
Weighted average ordinary shares outstanding	38,163,168	33,980,753	35,374,891	33,980,753

Basic and diluted net (loss) per share	$(0.13)	$(0.11)	$(0.33)	$(0.32)

The following table conveys the number of shares that may potentially be dilutive ordinary shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted loss per share:

	September 30, 2024	September 30, 2023

Warrants	17,932,892	-
Convertible bonds (treasury stock method)	204,167	2,736,287

(k)	Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment (see Note 13, Shareholders’ Deficit, for additional information).

(l)	Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly, hypothetical transaction between market participants at the measurement date, or exit price. ASC 820, Fair Value Measurement (“ASC 820”) establishes a fair value hierarchy for inputs, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2	Summary of significant accounting policies (continued)

ASC 825-10, Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company elected to apply the fair value option to its PIPE Convertible Note described in Note 10, Convertible bonds and notes. This financial liability was initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date. The Company elected to present the fair value and the interest components together in the consolidated statements of operations and comprehensive loss. Therefore, interest is included as a component of changes in fair value of debt presented in the “Other income” line item in the consolidated statements of operations and comprehensive loss.

The following table provides the financial liability reported at fair value and measured on a recurring basis at September 30, 2024:

	September 30, 2024
Description	Total	Level 1	Level 2	Level 3

Convertible Note	$1,750,000	$-	$-	$1,750,000

As of December 31, 2023, no financial liabilities were reported at fair value and measured on a recurring basis. There were no transfers between fair value hierarchy levels during the period ended September 30, 2024.

The assumptions used in determining the fair value of the Company’s outstanding convertible note for the period ended September 30, 2024, is as follows:

September 30, 2024

Risk-free interest rate	3.81%
Volatility	37.42%
Expected life (years)	1.4

(j)	Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on our financial statements.

3	Reverse Recapitalization and Related Transactions

The Merger Sub merged with and into Seamless on the Closing Date, as described in Note 1, Business Combination. Seamless survived the merger as a wholly owned subsidiary of INFINT, and INFINT changed its name to Currenc.

Prior to the closing of the Business Combination, Seamless had 58,030,000 shares outstanding and the following transactions occurred immediately prior to the Closing:

●	Seamless divested (a) TNG (Asia) Ltd., (b) Future Network Technology Investment Co., Ltd. and (c) GEA Holdings Limited, such that these entities are no longer affiliates;

●	Seamless acquired an additional ownership share in Dynamic Indonesia Holdings Limited (“Dynamic Indonesia”), the parent company of the WalletKu operating group, through the exercise by the holder of a put option for 772,970 Seamless shares, such that Seamless controls 79% of Walletku (see Note 8, Acquisition of Dynamic Indonesia Holdings Limited, for more information);

●	The applicable holder exercised its right to convert Seamless’ outstanding bonds payable into 2,736,287 common shares of Seamless;

●	5,803,000 Seamless shares were issued to employees subject to the employee Share Incentive Plan;

●	290,000 Seamless shares were issued and reserved for service providers;

●	For the purposes of splitting Seamless, GEM and TNG, a one-for-nine share repurchase exercise was undertaken and resulted in 6,153,926 shares repurchased;

●	After all the above transactions, Seamless had a total of 61,478,331 shares outstanding.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3	Reverse Recapitalization and Related Transactions (continued)

At the effective time of the Reverse Recapitalization:

●	The outstanding common shares of Seamless were exchanged for 40,000,000 ordinary shares of the Company issued at $10.00 per share (the “Exchange Consideration Shares”);

●	The Company converted 4,483,026 Class B ordinary shares previously issued to the Sponsor (“Sponsor Shares”), 1,250,058 Class B ordinary shares previously issued to other founders (“Other Converted Shares”) and 99,999 Class B ordinary shares issued to the underwriters (“Representative Shares”) into 4,483,026, 1,250,058 and 99,999 ordinary shares, respectively. Class B ordinary shares ceased to exist after the Reverse Recapitalization;

●	In connection with the Closing, the Company issued 200,000 shares to vendors and issued promissory notes for an aggregate of approximately $9.5 million to EF Hutton, Greenberg Traurig, and the Sponsor (see Note 1, Business Combination, for more details);

●	As described in Note 1, Business Combination, the Company raised $1.75 million in net proceeds from the PIPE Offering by issuing a Convertible Note with a principal of $1.94 million, 400,000 Commitment Shares, and 136,110 Warrants to purchase 136,110 ordinary shares in a private placement to a PIPE investor (see Note 10, Convertible bonds and notes, for more information);

●	The Company’s outstanding 94,916 Public Shares, 7,796,842 Private Warrants, and 9,999,880 Public Warrants were still outstanding at the time of the Close.

Immediately following the Reverse Recapitalization and the PIPE Financing, the Company had 46,527,999 ordinary shares and 17,932,892 warrants outstanding.

The Currenc ordinary shares issued and outstanding immediately following the consummation of the Reverse Recapitalization were as follows:

Exchange Consideration Shares	40,000,000
Public Shares	94,916
Sponsor Shares	4,483,026
Other Converted Shares	1,250,058
Representative Shares	99,999
Vendor Shares	200,000
PIPE Commitment Shares	400,000
Total Shares issued and outstanding	46,527,999

At the closing of the Business Combination, $56.0 million remained in the Company’s trust account, of which $54.8 million was used to pay public shareholders who exercised redemption rights, $0.8 million was used to pay outstanding fees and expenses of INFINT incurred in connection with the Business Combination, and $0.3 million was used to partially repay deferred underwriting fees, with no balance remaining for working capital and general corporate purposes of Currenc.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3	Reverse Recapitalization and Related Transactions (continued)

Simultaneous with the closing of the Business Combination, Currenc completed the PIPE Offering, resulted in gross proceeds of $1.75 million, of which $0.8 million was used to pay outstanding fees and expenses of INFINT, $0.5 million was used to pay a directors and officers insurance premium, and $0.4 million was used to pay outstanding fees and expenses of Seamless.

Due to their subjective nature, any potential transaction-related costs (including legal, accounting and other professional fees) have been expensed as incurred on the respective company’s financial statements. Pre-Closing costs of INFINT were expensed as incurred in their records and are recorded to additional paid-in capital upon Reverse Recapitalization. Pre-Closing costs of Seamless were expensed as incurred and are included in the historical financial statements presented. Post-Closing, any such costs of Currenc are being expensed as incurred in the financial statements presented.

The net liabilities of INFINT were recognized at their carrying value immediately prior to the Closing with no goodwill or other intangible assets recorded and were as follows:

Cash overdraft	$(187)
Accrued expenses	(5,364,533)
Accrued expenses – Sponsor (1)	(278,623)
Deferred underwriter fee payable	(5,699,964)
Promissory note – Sponsor	(325,000)
Promissory note – Seamless (2)	(500,291)
Net liabilities assumed	$(12,168,598)

(1)	Converted into new promissory note – Sponsor upon the Closing of the Business Combination.
(2)	Eliminates against the corresponding receivable reflected by Seamless.

4	Goodwill

Goodwill
US$

Balance as of January 1, 2023 and December 31, 2023	27,001,383
Goodwill impairment	(1,657)
Balance as of September 30, 2024	26,999,726

The following table sets forth the goodwill by reportable segments:

	September 30, 2024	December 31, 2023
	US$	US$
Remittance services	12,919,935	12,921,592
Sales of Airtime	14,079,791	14,079,791
	26,999,726	27,001,383

The goodwill was arising from the acquisition of Tranglo and Walletku Group in 2018 and 2022, respectively.

5	Borrowings

	September 30, 2024	December 31, 2023
	US$	US$
Short-term borrowings (i)	20,137,666	8,772,710

Long-term borrowings (ii)	-	11,538,357
Less: current maturities	-	(9,031,383)
Non-current maturities	-	2,506,974

(i)	As of September 30, 2024 and December 31, 2023, the Company had several unsecured short-term loans from independent third parties which were repayable within one year and charged interest rates ranging from Nil to 24.0% and 15.0% to 24.0% per annum, respectively. As of September 30, 2024 and December 31, 2023, the weighted average interest rate of these borrowings was 13.7% and 22.6% per annum, respectively. The borrowings are denominated in Hong Kong Dollar (“HK$”) and United States Dollar (“US$”).

(ii)	As of December 31, 2023, the Company obtained several unsecured long-term loans for two to five years. Interest rates ranged from 12.0% to 24.0% per annum, respectively. As of December 31, 2023, the weighted average interest rate of these borrowings was 13.1% per annum. The borrowings are denominated in HK$ and US$.

As of September 30, 2024 and December 31, 2023, the Company obtained loans from two members of management of the Company:

A loan of HK$12.3 million (equivalent to US$1.6 million) has been provided by Mr. Alexander Kong, the Chairman, at an interest rate of 12% per annum. Another loan of HK$3.6 million (equivalent to US$0.5 million) has been provided by Dr. Ronnie Hui, the Chief Executive Officer, at an interest rate of 12% per annum.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5	Borrowings (continued)

As of September 30, 2024, loans of US$7.9 million were guaranteed by Mr. Alexander Kong (2023: US$8.7 million).

Interest expense during the three month periods ended September 30, 2024 and 2023 was US$3,855,555 and US$695,276, respectively.

Interest expense during the nine month periods ended September 30, 2024 and 2023 was US$7,682,277 and US$3,850,152, respectively.

In connection with the Business Combination, the Company executed several unsecured promissory notes on August 30, 2024:

(i) Promissory Notes to Third Parties:

On August 30, 2024, the Company issued unsecured promissory notes for approximately $5.7 million to EF Hutton to settle the balance of deferred underwriting fees and approximately $3.2 million to Greenberg Traurig to settle the balance of legal fees. The outstanding amount under the loans as of September 30, 2024 was approximately $8.9 million.

(ii) Promissory Note to Related Party:

On August 30, 2024, the Company issued a promissory note to the Sponsor for $603,623, replacing the existing unsecured promissory note with an outstanding amount of $325,000 dated September 13, 2023, for financing working capital expenses. As of September 30, 2024, the new promissory note had an outstanding balance of $603,623.

The promissory notes to third parties and related party issued in connection with the Business Combination do not bear interest, and the principal balances are payable in equal monthly installments over terms of less than one year. The notes are subject to customary events of default and financing closure above a certain threshold, which, if triggered, would cause the unpaid principal balance and all other sums payable under the notes to become immediately due and payable.

The fair value of these notes approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5	Borrowings (continued)

As of September 30, 2024, the borrowings will be due according to the following schedule:

Principal amounts
US$
For the period ending September 30,
Within one year	20,137,666
Within two years	-
Within three years	-
Total	20,137,666

The carrying values of short-term borrowings approximate their fair values due to their short-term maturities. The Company’s long-term borrowings are subject to both fixed and floating interest rates. The carrying values of each type of these borrowings approximate their fair values as the interest rates reflect the rates offered to other entities with similar characteristics to Currenc.

6	Receivable factoring

The receivables factoring facility represents an interest-bearing loan for an amount of US$624,227 (2023: US$423,483) based on terms and conditions set out in the facility agreement dated January 10, 2019 and further revised on April 22, 2021. The loan is secured, bears an effective interest rate of 9.8% (2023: 10%) per annum calculated on a daily rest basis at the end of the reporting period. Principal and interest are to be repaid within 120 (2023: 120) days from the date of each invoice.

The weighted average interest rate as of September 30, 2024 and December 31, 2023 was 9.8% and 10.0% per annum, respectively. Interest expense during the nine-month periods ended September 30, 2024 and 2023 was US$44,710 and US$46,460, respectively.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7	Segments

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
Revenue
Remittance services
Fiat remittance	4,754,297	5,890,240	17,038,494	18,878,689
ODL remittance	191,588	410,076	749,969	972,872
Sales of Airtime	6,289,988	6,395,893	17,469,080	19,925,467
Other services	23,843	40,338	112,960	124,938
	11,259,716	12,736,547	35,370,503	39,901,966
Cost of sales
Remittance services	(2,211,516)	(2,705,658)	(7,743,463)	(8,513,348)
Sales of Airtime	(5,817,457)	(5,815,033)	(16,017,579)	(17,954,058)
Other services	(95,569)	(76,657)	(269,752)	(225,087)
	(8,124,542)	(8,597,348)	(24,030,794)	(26,692,493)
Gross Profit
Remittance services	2,734,369	3,594,658	10,045,000	11,338,213
Sales of Airtime	472,531	580,860	1,451,501	1,971,409
Other services	(71,726)	(36,319)	(156,792)	(100,149)
	3,135,174	4,139,199	11,339,709	13,209,473

8	Acquisition of Dynamic Indonesia Holdings Limited

On June 2, 2022, Dynamic Indonesia Holdings Limited and its two shareholders, Dynamic Investment Holdings Limited and Noble Tack International Limited, entered into a Subscription Agreement (“Subscription”) whereby Dynamic Indonesia Holdings Limited will offer the shareholders to subscribe to 5,000 shares of the Company in five equal tranches.

Only Dynamic Investment Holdings Limited subscribed to the first tranche, and upon completion of its purchase of 1,000 shares on June 2, 2022 for $200,000, Dynamic Investments Holdings Limited increased its ownership of Dynamic Indonesia Holdings Limited from 49% to approximately 51%. As a subsidiary of the Company, Dynamic Indonesia Holdings Limited’s financial performance has been included in the Company’s interim condensed consolidated financial statements from the date of acquisition.

The allocation of the purchase price as of the date of acquisition is summarized as follows:

US$
Net assets acquired (i)	(1,590,634)
Goodwill (Note 4)	7,851,590
Non-controlling interests	(3,931,441)
Total	2,329,515

Total purchase price is comprised of:
Cash consideration	200,000
Fair value of previously held equity interests	2,129,515
2,329,515

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8	Acquisition of Dynamic Indonesia Holdings Limited (Continued)

(i)	Goodwill arose on the acquisition from the expected synergies from combining our existing airtime operations with those of Dynamic Indonesia Holdings Limited.

(ii)	An independent valuation firm was hired by Noble Tack International Limited to value it shares in Dynamic Indonesia at approximately the date of the acquisition. The firm used market approach Price-to-Sales multiple-based methodology to determine the value.

On June 2, 2022, in conjunction with the share purchase described above, the Company granted a put option to Noble Tack International Limited. The put option grants the holder the right to convert its equity interest in and loan to Dynamic Indonesia Holdings Limited into equity of the Company as defined in the agreement. The option is valid for two years.

On October 3, 2022 only Dynamic Investment Holdings Limited subscribed to the second tranche, and upon completion of its purchase of 1,000 shares for $200,000, Dynamic Investments Holdings Limited increased its ownership of Dynamic Indonesia Holdings Limited from approximately 51% to approximately 54%.

On February 3, 2023 only Dynamic Investment Holdings Limited subscribed to the third tranche, and upon completion of its purchase of 1,000 shares for $200,000, Dynamic Investments Holdings Limited increased its ownership of Dynamic Indonesia Holdings Limited from approximately 54% to approximately 56%.

On June 5, 2023 only Dynamic Investment Holdings Limited subscribed to the fourth tranche, and upon completion of its purchase of 1,000 shares for $200,000, Dynamic Investments Holdings Limited increased its ownership of Dynamic Indonesia Holdings Limited from approximately 56% to approximately 57%.

On October 5, 2023 only Dynamic Investment Holdings Limited subscribed to the fifth tranche, and upon completion of its purchase of 1,000 shares for $200,000, Dynamic Investments Holdings Limited increased its ownership of Dynamic Indonesia Holdings Limited from approximately 57% to approximately 59%.

On August 30, 2024, Noble Tack International Limited has exercised the put option to convert its equity interest in and loan to Dynamic Indonesia Holdings Limited into Convertible Bonds of Seamless Group Inc. The total option price of US$5,353,841 were converted. The Convertible Bonds have been further converted into shares of Seamless Group Inc.

9	Related party transactions

(a)	Related parties

Name of related parties	Relationship with the Company
Dr. Ronnie Hui	Chief Executive Officer of the Company
Mr. Alexander Kong	Chairman of Currenc Group
Regal Planet Limited	Ultimate holding company
Sino Dynamic Solutions Limited	Company controlled by Chairman of the Company
Ripple Markets APAC Pte. Ltd. (originally Ripple Labs Singapore Pte. Ltd.	Minority 40% owner of Tranglo Sdn. Bhd. (“Tranglo”)
Ripple Services, Inc.	Wholly owned subsidiary of the minority 40% owner of Tranglo Sdn. Bhd. (“Tranglo”)
INFINT Capital LLC	Sponsor of INFINT

(b)	The Company had the following significant related party transactions for the nine months ended September 30, 2024 and 2023, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	US$	US$	US$	US$
Sino Dynamic Solutions Limited
Purchase of intangible assets	403,168	-	1,439,045	-
Support and maintenance costs	134,957	230,066	606,857	689,184

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9	Related party transactions (Continued)

A Pay-Out Support Agreement (the “Agreement”) between Ripple Services, Inc. and Tranglo was entered into on March 10, 2021. According to the Agreement, Tranglo agreed to integrate with RippleNet and On Demand Liquidity (collectively, the “Ripple Solution”) which are developed by Ripple for facilitating cross-border payments, and act as the service provider of Ripple. Under the Agreement, Tranglo’s remittance partners can choose to adopt the use of XRP provided by On-Demand Liquidity facility for prefunding purposes. Both Ripple and Tranglo agreed to make use of the Programmatic Liquidation system for liquidation of XRP as received by Tranglo for prefunding purposes into USD or other fiat currencies. Under the Agreement, Ripple guarantees that Tranglo will receive the agreed amount of fiat currencies from the liquidation of XRP on every agreed XRP prefunding arrangement, and that any shortfall in the liquidation process will be covered by Ripple. In exchange, Tranglo has to offer certain discounts on transaction fees and foreign exchange fees for the remittance partners who adopt the On-Demand Liquidity services of Ripple Solution and use XRP for prefunding transactions.

Ripple Labs Singapore Pte. Ltd. and Tranglo entered into a Master XRP Commitment to Sell Agreement on March 11, 2022, which was subsequently amended in 2022 and 2023 (referred to as the “Tranglo Commitment to Sell Agreement”). Pursuant to the Tranglo Commitment to Sell Agreement, Tranglo can execute ODL transactions in which Ripple Labs Singapore Pte. Ltd will make available via automated wallet funding service (“AWF”) up to $50,000,000 worth of XRP for working capital purposes. Under the Tranglo Commitment to Sell Agreement, Ripple Labs Singapore Pte. Ltd deposits certain amounts of XRP into Tranglo’s crypto wallet. The Tranglo Commitment to Sell Agreement stipulates that the legal title and rights to the XRP deposited in Tranglo’s crypto wallet belong to Ripple Labs Singapore Pte. Ltd. Under the Tranglo Commitment to Sell Agreement, Tranglo agrees to transfer XRP in its crypto wallet as provided by Ripple Labs Singapore Pte. Ltd in its bailment account to Tranglo for prefunding purposes. In exchange for obtaining the XRP, Tranglo has the obligation to repay the amount of fiat currency as agreed in the ODL transaction to Ripple Labs Singapore Pte. Ltd.

The balance of deposits of XRP in Tranglo’s crypto wallet as of September 30, 2024 and December 31, 2023 was approximately $2.2 million and $2.0 million, respectively. A maximum limit of $50.0 million is included in the Tranglo Commitment to Sell Agreement.

Ripple Labs Singapore Pte. Ltd. and GEA also entered into a Master XRP Commitment to Sell Agreement on September 12, 2022 (referred to as the “GEA Commitment to Sell Agreement”), when GEA was onboarded as an ODL RP. Pursuant to the GEA Commitment to Sell Agreement, GEA can execute ODL transactions. Under the GEA Commitment to Sell Agreement, Ripple Labs Singapore Pte. Ltd deposits certain amounts of XRP into the account of its ODL RP (i.e., the crypto wallet of GEA). The GEA Commitment to Sell Agreement stipulates that the legal title and rights to the XRP deposited in GEA’s crypto wallet belong to Ripple Labs Singapore Pte. Ltd. Under the GEA Commitment to Sell Agreement, GEA agrees to transfer XRP in its crypto wallet as provided by Ripple Labs Singapore Pte. Ltd in its bailment account to Tranglo for prefunding purposes. Once the XRP transfer is confirmed, the legal title of that XRP will be transferred from Ripple Labs Singapore Pte. Ltd to GEA. Also, in exchange for obtaining the XRP, GEA has the obligation to repay the amount of fiat currency as agreed in the ODL transaction to Ripple Labs Singapore Pte. Ltd. Ripple Labs Singapore Pte. Ltd and GEA also entered into a Line of Credit and related addendums in connection with the GEA Commitment to Sell Agreement, under which Ripple Labs Singapore Pte. Ltd provided to GEA a $5 million credit facility for a two-year term, providing GEA with the resources to aggressively promote the use of ODL services.

The balance of deposits of XRP in GEA’s crypto wallet as of December 31, 2023 was zero. There is no maximum limit included in the GEA Commitment to Sell Agreement.

Under the Master XRP Commitment to Sell Agreement signed between Ripple and GEA Limited, Ripple will make available XRP for GEA. GEA can choose to adopt the use of XRP provided by Ripple’s On-Demand Liquidity facility for prefunding purposes. Each withdrawal of XRP shall be converted into a USD purchase price based on mutually agreed upon rate quote. XRP will be sent to Tranglo for liquidation of XRP into USD by Programmatic Liquidation system for prefunding transactions.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9	Related party transactions (Continued)

The total dollar value of the ODL remittance partner transactions related to the XRP that was drawn down in the prefunding arrangements for the Nine months ended September 30, 2024 and 2023 are approximately $204.2 million and $384 million, respectively. Revenues for Tranglo generated from the ODL remittance for the Nine months ended September 30, 2024 and 2023 are approximately $0.7 million and $1.4 million, respectively. Amounts settled to Ripple for the Nine months ended September 30, 2024 and 2023 are approximately $632.7 million and $554.8 million, respectively. Amounts settled to Ripple by GEA Limited for ODL prefunding transactions while acting as the ODL RP for the nine-month periods ended September 30, 2024 and 2023 are approximately $Nil and $104.2 million, respectively. Amounts settled to Ripple by Tranglo which had made use of the ODL services while acting as the remittance hub for the Nine months ended September 30, 2024 and 2023 were approximately $632.7 million and $450.6 million, respectively. ODL balance with Ripple has been disclosed in the related party balance note below.

(c)	The Company had the following related party balances as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	US$	US$
Amounts due from related parties
Sino Dynamic Solutions Limited	-	7,148,208
The Wall Street Factory Ltd	1,923,357	-
Dynamic Fintech Group (HK) Ltd.	1,231,207	-
Others	676,631	139,168
	3,831,195	7,287,376

Amounts due to related parties
Regal Planet Limited	48,461,156	48,654,398
GEA Limited	10,326,867	-
Sino Dynamic Solutions Limited	365,210	4,130,912
Mr. Alexander Kong	1,436,959	114,374
Ripple Lab Inc.	16,085,461	32,584,911
Others	1,793,723	1,003,924
	78,469,376	86,488,519

The amounts due from/to related parties are unsecured, interest-free and repayable on demand, except for the balance with Ripple, which is interest free for one week. Interest paid to Ripple for the nine-month periods ended September 2024 and 2023 is US$303,677 and US$609,058, respectively. The transactions occur in the course of the Company’s operations.

Borrowings arising from transactions with related parties are described in Note 5.

10	Convertible bonds and notes

Convertible Bonds

On September 14, 2023, the parties entered into the Third Amendment Agreement for the purpose of, among others, reviewing and amending certain terms and conditions under the Amended and Restated Convertible Bond Instrument, and further the Company has been authorized by a resolution of its board of directors dated September 11, 2023 to create and issue a US$10,000,000 15% secured guaranteed convertible bonds (the “Convertible Bonds”) and to replace and terminate the Amended and Restated Convertible Bond Instrument (the “Second Amended and Restated Convertible Bond Instrument” or the “Convertible Bond Instrument”).

On August 30, 2024, the Lender has converted the convertible bond into the shares of Seamless. A total amount of principal plus accrued interest of US$17 million has been converted into equity of Seamless.

PIPE Financing

On August 30, 2024, the Company entered into a Convertible Note Purchase Agreement (“Note Purchase Agreement”) with the PIPE Investor (the “Noteholder”), pursuant to the terms of the agreement, the Company issued to the Noteholder the following: (i) 400,000 Currenc ordinary shares of as a commitment fee (“Commitment Shares”, (ii) a Convertible Promissory Note with principal amount of $1,944,444, and (iii) 136,110 Warrants to buy 136,110 Currenc ordinary shares with an exercise price of $11.50 per share. In exchange for the issuances of the Commitment Shares, the Convertible Promissory Note and Warrants, the Company received from the Noteholder proceeds of $1,750,000.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10	Convertible bonds and notes (Continued)

On issuance, the Convertible Promissory Note had a fair value of $1,750,000 and matures on the eighteen-month anniversary date of the issuance of such convertible promissory note (“Maturity Date”) and bears interest at a rate of 12% per annum. This interest is due in either cash or stock quarterly on each March 31, June 30, September 30, and December 31, of each year commencing August 31, 2024. In case of an event of default, the outstanding principal and any accrued but unpaid interest will become immediately repayable.

The Convertible Promissory Note is convertible by the Noteholder at any time prior to the Maturity Date at $10.00 per Ordinary Share (“Conversion Rate”). The Company also has the right to convert the Convertible Promissory Note at any time prior to the Maturity Date at 105% of the Conversion Rate. The Company has the right to prepay the Convertible Promissory Note in full at any time for 120% of total outstanding balance after providing at least thirty (30) Business Days advance written notice of such intent.

The fair value of the 400,000 Commitment Shares amounted to $2,512,000, which is expensed upon issuance as a cost of debt carried at fair value with an offsetting increase to equity.

As of September 30, 2024, the Convertible Promissory Note had a fair value of $1,750,000. See Note 2(l), Fair value measurement, for further details surrounding the fair value assumptions. The principal amount of $1,944,444 is still outstanding as of September 30, 2024, as no repayments were made during the period ended September 30, 2024.

The 136,110 Warrants expire at the earlier of five years from issuance and the liquidation of the Company, as defined in the Warrant Agreement. The warrant is treated as an equity instrument based on terms in the Warrant Agreement. The proceeds received for this transaction are allocated first to the Convertible Promissory Note and any residual proceeds are allocated to the Warrant. The Warrants were allocated a value of zero on issuance.

11	Deconsolidation of GEA Holdings Limited and TNG (Asia) Limited

On July 30, 2024, Seamless Group Inc. disposed all of its equity interest in GEA Holdings Limited to L&L Health Holdings Limited, a related company, at a consideration of US$1. Upon the disposal of the equity interest, the Company lost control of GEA Holdings Limited and deconsolidated the subsidiary.

On August 30, 2024, Seamless Group Inc. has signed a share buy-back agreement to buy back its own shares from the existing shareholders. Consideration for the sale and purchase of the Sale Shares shall be settled by way of transfer and distribution of 31,240,525 TNG (Asia) Limited Shares. Upon the completion of the sale and purchase, Seamless Group Inc. has disposal of all of the equity interest in TNG (Asia) Limited and deconsolidated the subsidiary.

The transaction does not meet the criteria for discontinued operations under ASC 205-20 as the divested business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

The Company recognized a gain on sale of US$14.9 million, calculated as the difference between the sale proceeds of $Nil and the carrying amount of net liabilities sold of US$14.9 million. This gain is presented within “Other Income” in the consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 30, 2024.

The statement of operations of the divested entities from the start of the year up to before divestiture are as follows:

US$’M
Revenue	5.6
Cost of revenue	(4.5)
Gross profit	1.1

General and administrative expenses	(3.6)
Loss from operations	(2.5)

Finance costs, net	(1.8)
Other income	0.1
Loss before income tax	(4.2)
Income tax expense	-
Net loss	(4.2)

The major classes of assets and liabilities divested of are as follows:

Assets/(Liabilities)
US$’M
Assets
Intangible assets	4.7
Deposits, prepayments and other receivables	2.1
Restricted cash	4.6
Amount due to related companies	19.7
Other assets	2.1

Liabilities
Loan	(7.4)
Accruals and other payables	(3.6)
Client Money Payable	(4.2)
Amount due to related companies	(31.8)
Other liabilities	(1.1)
14.9

No significant continuing involvement exists with the divested subsidiaries.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12	Commitments and Contingencies

Registration Rights

The holders of the Private Placement Warrants (and underlying securities) will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriter (and/or its designees) may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on the effective date of the Initial Public Offering. The holders of a majority of the Private Placement Warrants (and underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriter (and/or its designees) may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriter and/or its designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriter and/or its designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.

Lock-up Agreements

On August 30, 2024, INFINT entered into Lock-Up Agreements (the “Lock-up Agreements”) by and between INFINT and certain shareholders of Seamless (such shareholders, the “Company Holders”), pursuant to which, among other things, each Company Holder agreed not to, during the Lock-up Period (as defined below), lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase an option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any of the shares issued to such Company Holder in connection with the Business Combination (the “Lock-up Shares”), enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares, or publicly disclose the intention to do any of the foregoing, whether any of these transactions are to be settled by delivery of any such shares or other securities, in cash, or otherwise, subject to limited exceptions. As used herein, “Lock-Up Period” means the period commencing on the date of the Closing and ending on the earlier of: (i) six months after the Closing and (ii) the date after the Closing on which Currenc consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of Currenc’s shareholders having the right to exchange their Currenc ordinary shares for cash, securities or other property.

The foregoing description of the Lock-Up Agreements is subject to and qualified in its entirety by reference to the full text of the form of the Lock-Up Agreement, a copy of which is included as Exhibit 10.2 hereto, and the terms of which are incorporated by reference.

In connection with the Closing, in order to meet Nasdaq unrestricted public float requirements, the parties agreed to waive lock-up restrictions on 2,100,000 shares held by the Sponsor.

Registration Rights Agreement

In connection with the Closing, on August 30, 2024, INFINT and certain existing shareholders of INFINT and Seamless (such parties, the “Holders”) entered into a registration rights agreement (the “Registration Rights Agreement”) to provide for the registration of Currenc’s ordinary shares issued to them in connection with the Business Combination. The Holders are entitled “piggy-back” registration rights with respect to registration statements filed following the consummation of the Business Combination, subject to certain requirements and customary conditions. Currenc will bear the expenses incurred in connection with the filing of any such registration statements.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12	Commitments and Contingencies (Continued)

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

Other Commitments and Contingencies

The Company believes, other than as disclosed herein, there are no other commitments or contingencies arising from the normal course of business or any legal proceedings that require recognition or disclosure in the condensed consolidated financial statements. On August 17, 2024, Ripple Markets APAC Pte. Ltd., the successor to Ripple Labs Singapore Pte. Ltd. (“RMA”), sent a default letter to GEA demanding payment totaling $27,257,540.64, and sent a demand letter to Seamless, as guarantor, for the full amount of the payment by August 19, 2024. On August 19, 2024, RMA filed a claim in Singapore naming Seamless and demanding that the defendants, jointly and severally, pay the demanded payment plus late payments and certain costs. Seamless has subsequently divested GEA, and intends to defend the claim.

13	Shareholders’ Deficit

Ordinary Shares — The Company is authorized to issue 550,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 46,527,999 and 33,980,753 ordinary shares issued and outstanding, respectively (reflecting retroactive application of recapitalization).

Warrants —The Public Warrants will become exercisable on the later of 30 days after the consummation of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any ordinary share pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the ordinary share issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration or such issuance is deemed to be exempt under the Securities Act and the securities laws of the state of residence of the registered holder of the warrants.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable,
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary share issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of ordinary share at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13	Shareholders’ Deficit (Continued)

In addition, if (x) the Company issues additional ordinary share or equity-linked securities in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary share during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

At September 30, 2024 and December 31, 2023, there were 9,999,940 Public Warrants outstanding and 7,796,842 Private Placement Warrants outstanding, respectively. At September 30, 2024, there were 136,110 PIPE Warrants outstanding (see Note 10, Convertible bonds and notes, for additional information). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants, Private Placement Warrants and PIPE Warrants issued pursuant to their respective warrant agreement qualify for equity accounting treatment.

14	Subsequent Events

The Company has evaluated all events and transactions that occurred after September 30, 2024 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the unaudited interim condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of Currenc’ financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Currenc’ actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this proxy statement and prospectus.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Currenc,” “it,” or “their,” generally refer to Seamless Group Inc. prior to the Business Combination and to Currenc Group Inc. after giving effect to the Business Combination.

Overview

The Company is a limited liability company incorporated in the Cayman Islands on March 8, 2021. It is an investment holding company headquartered in Singapore.

The Company was originally a publicly traded special purpose acquisition company named INFINT Acquisition Corporation (“INFINT”) formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities.

The Company’s principal subsidiaries at September 30, 2024 are set out below:

			Percentage of ownership held by the Company
Company Name	Place of incorporation	Principal activities	Directly	Indirectly
Seamless Group Inc.	Cayman Islands	Investment holding	100%
Dynamic Investment Holdings Limited	Cayman Islands	Investment holding		100%
Bagus Fintech Pte. Ltd.	Singapore	Providing business center services	—	100%
PT Tranglo Indonesia	Indonesia	Operating money remittance business	—	60%
PT Tranglo Solusindo	Indonesia	Providing and sourcing airtime and other related services	—	60%
Tranglo (MEA) Limited	Hong Kong	Providing and sourcing airtime and other related services	—	60%
Tranglo Europe Ltd	United Kingdom	Operating money remittance business	—	60%
Tranglo Pte. Ltd.	Singapore	Operating money remittance business	—	60%
Tik FX Malaysia Sdn. Bhd.	Malaysia	Dormant	—	60%
Treatsup Sdn. Bhd.	Malaysia	Research, development and commercialisation of Treatsup application and provision of implementation, technical services and maintenance related to the application	—	60%
Dynamic Indonesia Holdings Limited	Cayman Islands	Investment holding	—	100%
Dynamic Indonesia Pte. Ltd.	Singapore	Retail sales via the internet and development of other software and programming activities	—	82.0%
PT Dynamic Wallet Indonesia	Indonesia	Business operations have not commenced	—	82.2%
PT Walletku Indompet Indonesia	Indonesia	(i) Retail commerce through media, for textile commodities, clothing, footwear and personal needs, (ii) web portal and/or digital platforms for commercial purposes, and (iii) software publisher	—	82.2%

Through our two major lines of business, remittance and airtime, Currenc is a leading operator of global money transfer services and airtime trading in Southeast Asia. The remittance business facilitates users in different countries sending money from one country to another in a low cost and efficient manner. The airtime business sells airtime to users in different countries worldwide, including retail users in Indonesia. In the past, Currenc operated the two different business lines through four main subsidiaries: Tranglo, WalletKu, TNG Asia and GEA. On July 30, 2024, Currenc divested GEA and on August 30, 2024, Currenc also disposed TNG Asia. Since then, Currenc operates the global remittance business mainly through Tranglo, which is one of the leading money remittance platforms in Southeast Asia. Tranglo provides business-to-business (“B2B”) remittance services for financial institutions and is considered as a upstream player of the remittance industry. Currenc also provides cross-border international airtime transfer services through Tranglo, acting as a switching platform provider for telecom airtime transfer and a wholesale reseller of foreign airtime. Currenc also runs WalletKu, which is an Indonesian airtime operator facing end users directly.

Tranglo is a leading global money and airtime transfer hub in Southeast Asia. For Tranglo’s money remittance business, it provides a single unified application programming interface for licensed banks and money service operators and acts as a one-stop settlement agent for cross-border money transfer, offering customers the ability to process payments globally. At September 30, 2024, Tranglo had more than 5,000 bank partners, 35 eWallets, 130,000 cash pick-up points, and 133 corporate clients for remittances, with a remittance network covering more than 80 countries. As for the nine-month period ended September 30, 2024, Tranglo processed around 8.56 million transactions with a total processing value of $3.92 billion, which represents a growth in volume by 5.5% as compared to 8.11 million transactions, and a growth in total processing value by 18.8% as compared to the total processing value of $3.3 billion for the nine-month period ended September 30, 2023. As for the nine-month period ended September 30, 2024, the top four sending countries for Tranglo’s remittance business were UK, Hong Kong, Singapore and Korea, whereas the top four receiving countries were Philippines, Indonesia, Thailand and Vietnam. The predominant portion of Tranglo’s Hong Kong related revenue is derived from two customers, TNG Asia and GEA, which were divested by Currenc in August and July 2024 respectively. Based on the nine-month period ended September 30, 2024 operating results, post-Divestiture, the percentage of revenue generated in Hong Kong and the PRC represented approximately 6.0% of Currenc’s total revenue.

The number of Tranglo unique users increased to 1,024,100 as of September 30, 2024 from 866,800 as of September 30, 2023, while the number of global money transfer transactions increased from 8.11 million for the nine-month period ended September 30, 2023 to 8.56 million for the nine-month period ended September 30, 2024. The number of average monthly unique sending accounts increased from 326,500 for the nine-month period ended September 30, 2023 to 358,900 for the nine-month period ended September 30, 2024.

Tranglo is also a global airtime transfer hub, offering cross-border airtime wholesale and transfer services. At September 30, 2024, Tranglo has partnered with more than 500 mobile operators that cover 150 countries and served more than 40 airtime corporate customers. As for the nine-month period ended September 30, 2024, Tranglo processed 3.23 million airtime transfer transactions with a total value of $7.3 million, representing a decrease of 21.4% in volume and 22.3% in value as compared to 4.11 million transactions with a total value of $9.4 million for the nine-month period ended September 30, 2023. For the nine-month period ended September 30, 2024, the airtime unique user accounts decreased to 531,000, representing a decline of 25.9% as compared to 716,500 for the nine-month period ended September 30, 2023. The monthly average unique sending accounts also decreased to 140,200 for the nine-month period ended September 30, 2024, representing a decline of 22.1% as compared to 180,000 for the nine-month period ended September 30, 2023.

WalletKu is an independent electronic platform in Indonesia directly facing end users, and allows its customers to purchase airtime and conduct internet data top-up. WalletKu platform also allows users to conduct cash top-up, transfers, and utility or bill payments. WalletKu is also a participant in the Indosat Cluster Partnership for managing the marketing work of Indosat telecommunication and airtime products in two cluster areas in Indonesia. WalletKu served approximately 130,502 customers as of September 30, 2024, distributing airtime with a total value of $9.7 million for the nine-month period ended September 30, 2024.

TNG Asia operates an eWallet operation in Hong Kong, targeting the niche market of overseas workers, i.e., Philippine and Indonesian overseas domestic workers living in Hong Kong. TNG Asia generates 80-95% of its revenue by offering the money remittance services to these overseas workers.

GEA is a remittance agent which mainly serves TNG Asia in remitting money to overseas countries. GEA provides a prefunding facility for TNG Asia and conducts foreign exchange (“Forex”) conversion for TNG Asia’s customers. GEA also provides currency conversion and remittance services for other clients and earns revenue via Forex spread markups.

Business Combination

On August 30, 2024 (the “Closing Date”), INFINT, INFINT Fintech Merger Sub Corp., a Cayman Islands exempted company and wholly owned subsidiary of INFINT (“Merger Sub”), and Seamless Group Inc., a limited liability company under the laws of the Cayman Islands (along with its wholly owned subsidiaries, “Seamless”), consummated a business combination pursuant to the business combination agreement, dated as of August 3, 2022, as amended (the “Business Combination Agreement”).

On the Closing Date, INFINT completed a series of transactions (the “Closing”) that resulted in the combination (the “Business Combination”) of INFINT with Seamless. On August 30, 2024, pursuant to the Business Combination Agreement, the Merger Sub merged with and into Seamless, with Seamless surviving the merger as a wholly owned subsidiary of INFINT, and INFINT changed its name to Currenc Group Inc. (“Currenc”). The Company’s ordinary shares are listed on the Nasdaq Capital Market under the symbol “CURR”.

As consideration for the Business Combination, Currenc issued to Seamless shareholders an aggregate of 40,000,000 ordinary shares (the “Exchange Consideration”). In addition, Currenc issued 400,000 commitment shares to the PIPE investor (as described below) and an aggregate of 200,000 shares to vendors in connection with the Closing, issued promissory notes for approximately $5.7 million to EF Hutton LLC (“EF Hutton”), approximately $3.2 million to Greenberg Traurig LLP (“Greenberg Traurig”), and $603,623 to INFINT Capital LLC (the “Sponsor”), and entered into a $1.75 million PIPE Offering, as set forth below.

Simultaneous with the closing of the Business Combination, Currenc also completed a series of private financings, issuing a Convertible Note for $1.94 million, 400,000 commitment shares, and warrants to purchase 136,110 ordinary shares in a private placement to a PIPE investor (the “PIPE Offering”), which raised $1.75 million in net proceeds.

Pursuant to ASC 805-40, Reverse Acquisitions, for financial accounting and reporting purposes, Seamless was deemed the accounting acquirer with INFINT being treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization (the “Reverse Recapitalization”). Accordingly, the unaudited condensed consolidated financial statements of the Company represent a continuation of the financial statements of Seamless, with the Business Combination being treated as the equivalent of Seamless issuing stock for the net assets of INFINT, accompanied by a recapitalization. The net liabilities of INFINT were stated at historical cost, with no goodwill or other intangible assets recorded, and were consolidated with Seamless’ financial statements on the Closing Date. The number of Seamless common shares for all periods prior to the Closing Date have been retrospectively adjusted using the exchange ratio that was established in accordance with the Business Combination Agreement, after adjusting for the share repurchase.

See Note 3 to the consolidated financial statements, Reverse Recapitalization and Related Transactions, for additional information.

Major Factors Affecting Currenc’s Results of Operations

Currenc operates in the cross-border money remittance and international airtime transfer markets in Southeast Asia, and its results of operations and financial condition are significantly affected by general factors driving this market. It has benefited from rapid technological change, increased low cost and real time cross-border money transfer needs, as well as increased availability, quality and usage of mobile devices. It has also benefited significantly from the increasing Internet penetration, particularly mobile Internet penetration, in Asia, and also the increasing adoption of electronic wallets or storage vehicles. On the other hand, its international airtime transfer business may be adversely affected by the increasing adoption and thus wider availability of free Wi-Fi in public places and buildings in many Southeast Asian countries as well as other emerging countries. Currenc’s results of operations and financial condition are affected by the general factors driving the currency transfer, digital financial services, e-commerce and other industries in Southeast Asia. On the other hand, as the global digital remittance market has thrived and grown rapidly, more and more competitors have entered into the market and as a result, the market competition is intensifying. This has direct impact on the pricing power of Currenc, and thus its profitability.

Currenc’s ability to maintain and increase the size of its user base

Currenc’s revenue is largely driven by the number of users and the number of transactions on its remittance platforms, as well as the users on the airtime trading platforms. The larger the number of users on Currenc’s platforms and the larger the number of partners, including banks, e-Wallets and corporations that will join its network, the greater will be the number of transactions that drive its revenue. However, as the market competition is getting more intense, Currenc has to offer more price-competitive and highly efficient services in order to maintain and increase its user base.

Also, the larger the number of merchants and telecommunication companies using the platforms of airtime supplied by Tranglo’s airtime business and WalletKu, the higher the growth in business, and revenue of Currenc will be higher.

Currenc will strive to develop B2C markets in Southeast Asia and Middle East, so as to capture the retail remittance and airtime market. This development, if successfully launched, will generate significant clientele and synergy for Tranglo’s remittance and airtime businesses.

User engagement and monetization

Currently, Currenc’s global money transfer and airtime services are the foundation of its relationship with its users globally. It generates revenue on cross border money transfers and airtime transfer services. In particular, Currenc’s in-house cross-border payment processing B2B platform generates fees on money transfer orders it settles for banks and other money service operators around the world. Currenc will continue to drive adoption of its retail end users and financial institutions in using Currenc’s platform for money transfer, mass payout and collection services and payment processing business, as well as introduce new B2C financial services and airtime distribution services, in Southeast Asia and Middle East. Currenc believes it can leverage its expertise and knowhow to develop retail markets in Southeast Asia and Middle East, offering payment, remittances, airtime and other fintech services.

As for airtime business, Currenc will strive to expand its global airtime transfer coverage and telco partner network. The global airtime transfer business mainly serves migrant workers worldwide. As free Wi-Fi becomes more and more available to many Southeast Asian countries, the needs for migrant workers from these countries to send airtime back to their homelands diminish over time. Also, as Malaysia-Indonesia is currently the key global airtime corridor for Tranglo which contributed 51.6% of Tranglo’s global airtime revenue for the nine-month period ended September 30, 2024, Tranglo’s global airtime business could be adversely affected by the changes. Currenc needs to broaden its network and diversify its user base to other Asian countries like Pakistan, Middle East countries like UAE, Saudi Arabia, and African countries like Egypt, in order to expand its global airtime business in the future. Currenc will also seek to expand the network and coverage of WalletKu and offer a wider range of products and services for retail customers in Indonesia. Currenc believes the insights on its users generated by its existing services will enable it to develop new products and services for the existing markets, and also to explore and develop new markets for the services, and thereby generate more revenue for it.

Launch of new products and services and cross-selling to Currenc’s users

Currenc strives to stay on the cutting edge of the financial technology by developing and launching new products and services to offer to both new and existing users and intends to continue investing in product development to build new products and services and to bring them to market.

Currenc’s existing users represent a sizable opportunity to cross-sell products and services with relatively low incremental marketing and advertising expenses. Currenc believes that there exists a significant synergy between its B2C eWallet and retail airtime business and its B2B cross border remittance business and global airtime transfer business. As such, it plans to continually invest in the product development of its existing platforms, and to also to explore and develop eWallet markets in various Southeast Asian and Middle East countries so as to expand its B2C business scope and create more synergy between its B2C and B2B businesses. To the extent that Currenc is able to create significant synergy between its operations, and to cross-sell products and services between different clienteles and countries, it expects its revenue and financial income to continue to grow and its margins to increase.

Currenc’s ability to operate in a cost-effective manner

Currenc’s ability to control costs and expenses relating to its operations affects its profitability. The global remittance market is evolving rapidly and new entrants to the market have driven market competition. This has a long term downward trend on the gross profit margin for the whole industry. In order to generate growing operating profits, players have to expand their market scope and scale, while on the other hand, control their operating costs. General and administrative expenses have historically represented the largest portion of Currenc’s total operating expenses. In particular, Currenc has invested significantly in hiring, training and retaining personnel and expects to continue to make significant investments in personnel as it grows its business and enters new geographies and offers new services. With the expansion of its business, Currenc expects its operating costs and expenses to continue to increase, including employee compensation and benefits, marketing and branding and other costs and expenses. The salary level in the fintech industry in and around Southeast Asia has generally increased in recent years, and Currenc believes it offers competitive wages and other benefits to recruit and retain quality professionals. As Currenc is to explore and develop the B2C markets in Southeast Asia and Middle East, Currenc’ operating model allows it to centralize a number of functions, including technology development, operating system infrastructure building as well as certain general and administrative services. This will allow Currenc to increase efficiencies across each of its businesses and further increase its overall operating leverage.

Currenc’s partner network

Currenc’s results of operations are affected by its ability to continue to maintain and build its collaborative network with partners.

Tranglo’s business has a large portfolio of blue-chip customers across both its payment and airtime transfer segments, including WISE, SingTel, Remitly, SBI Japan, Mastercard, WeChat Pay HK, Maxis, Etisalat and Ding. By continuing to develop Tranglo’s technological infrastructure, Currenc will be able to handle larger volumes of money transfer and settlement and open new business opportunities, both in money transfer and airtime businesses, which in turn will allow it to attract more customers. The ability of Currenc to maintain and develop new partners will have the direct impact on its business scope and scale.

As Currenc is to develop new B2C markets in Southeast Asia and Middle East, it could bring in new partners for Tranglo and WalletKu so as to create significant business synergy and cross selling between different business segments of Currenc.

Expansion into new markets and acquisitions

As part of Currenc’s strategy of expansion, it has in the past acquired, and may, from time to time, acquire businesses or interests in businesses, including non-controlling interests, form joint ventures or create strategic alliances. In the future, Currenc will strive to develop its B2C businesses in Southeast Asia and Middle East, focusing on various fintech and airtime trading services. It expects to replicate and further develop the existing B2C eWallet, payment, remittance, airtime trading business model in Southeast Asian and Middle East countries, in particular the Philippines, Indonesia, Cambodia, Vietnam, Abu Dhabi and Saudi Arabia. Currenc will continually evaluate potential strategic acquisitions of businesses or products with the aim of expanding its user and revenue base, widening its geographic coverage and increasing its product range. In addition, Currenc’s ability to leverage its existing distribution network to expand its product offering across its current markets and replicate its success in Southeast Asian and Middle East countries where it operates will affect its growth and results of operations. It expects that its growth prospects will continue to be significantly affected by its ability to expand its business in new and existing markets.

Results of Operations

This section includes tables that set forth a summary of Currenc’ consolidated results of operations for the periods indicated, as well as accompanying narratives explaining material changes. This information should be read together with its consolidated financial statements and related notes included elsewhere in this proxy statement and prospectus. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Three-month period Ended September 30, 2024 Compared to three-month period Ended September 30, 2023

	For the three-month period ended September 30,
	2024	2023
	$	$
	(dollars in thousands)
Revenue	11,260	12,736
Cost of revenue	(8,125)	(8,597)
Gross profit	3,135	4,139

Operating expenses
General and administrative and selling expenses	(19,064)	(6,454)
Total operating expenses
Finance income (costs)	(3,855)	(1,497)
Other income, net	15,009	241
Other expenses	(160)	(18)

Loss before income tax expense	(4,935)	(3,589)
Income tax expenses	(86)	(226)
Net loss	(5,021)	(3,815)

Non-GAAP Financial Figures:
EBITDA	(191)	(1,197)

(1)	To see how Currenc defines and calculates EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Revenue Analysis

For the three-month period ended September 30, 2024, Currenc’ revenue decreased by 11.0% to $11.3 million as compared to $12.7 million for the three-month period ended September 30, 2023. The decrease was mainly due to a drastic decline of 22.1% in global airtime revenue. The remittance revenue decreased as well due to a decline in TNG Asia’s remittance business.

For the three-month period ended September 30, 2024, Tranglo processed 2.71 million remittance transactions with a total value of $1.21 billion, which compares to 2.72 million transactions and a total value of $1.14 billion for the three-month period ended September 30, 2023. However, as the overall take rate decreased by 7.5% during the period, Tranglo generated remittance revenues of $4.5 million for the three-month period ended September 30, 2024, which was at relatively the same level of $4.6 million as the three-month period ended September 30, 2023.

Due to COVID and the Malaysian border being closed, Currenc’ global airtime business dropped by 34%, from $18.4 million for the year ended December 31, 2022 to $12.2 million for the year ended December 31, 2023. For the three-month period ended September 30, 2024, Currenc’ global airtime revenue continued to decline by 22% to $2.3 million as compared to $2.95 million for the three-month period ended September 30, 2023. As more and more free Wi-Fi is now made available to the people in many Southeast Asian countries, especially in Malaysia and Indonesia, there was a change in consumers’ behavior. In particular, the demand for Malaysia-Indonesia airtime transfers has been declining which led to a continual decline in Tranglo’s global airtime business in the years 2023 and 2024. Currenc does not expect a turn around on its global airtime business in the near future.

For the three-month period ended September 30, 2024, the airtime unique user accounts decreased to 531,000, representing a decline of 25.9% as compared to 716,500 for the three-month period ended September 30, 2023. The monthly average unique sending accounts also decreased to 140,200 for the three-month period ended September 30, 2024, representing a decline of 22.1% as compared to 180,000 for the three-month period ended September 30, 2023.

Currenc’ Indonesian airtime revenue was $4 million for the three-month period ended September 30, 2024, which was at slightly higher as compared to $3.4 million for the three-month period ended September 30, 2023.

For the three-month period ended September 30, 2024, Currenc recorded a gain of $0.1 million as “Other income”, which was immaterial. For the three-month period ended September 30, 2023, Currenc also recorded a gain of $0.2 million as “Other income”.

Cost of Revenue

For the three-month period ended September 30, 2024, Currenc cost of revenue was $8.1 million which was a decrease of 5.8% as compared to that of $8.6 million for the three-month period ended September 30, 2023. Due to Currenc’ efforts at continually lowering the direct costs for remittance, the direct costs for remittance revenue was $2.2 million for the three-month period ended September 30, 2024, which represented a decrease of 18.5% as compared to $2.7 million for the three-month period ended September 30. Also, the direct costs for global airtime revenue decreased substantially by 23.1% from $2.6 million to $2 million, which was in line with the 22.1% decline in global airtime revenue. The direct costs for Indonesian airtime revenue increased by 18.8% from $3.2 million to $3.8 million during the periods, which is also consistent to the 17.6% increase in Indonesian airtime revenue.

The amortization expense of Currenc was $0.2 million for the three-month period ended September 30, 2024, as compared to $0.3 million for the three-month period ended September 30, 2023. Again, the amortization expenses were related only to the amortization expense of TNG Asia.

Operating Expenses

Currenc’ operating expenses increased sharply from $6.5 million for the three-month period ended September 30, 2023, to $19.1 million for the three-month period ended September 30, 2024. The substantial increase was mainly due to an expense of $13.1 million in recognition of the incentive shares granted to the employee upon the completion of merging with INFINT SPAC, and also an expense of $1 million in recognition of shares granted to Roth for their services as the Capital Market Advisor. The staff costs remained relatively stable as Tranglo had completed its manpower expansion plan, whereas the legal and professional costs declined slightly during the periods.

Currenc’ legal and professional costs decreased to $0.2 million for the three-month period ended September 30, 2024, from $1.2 million for the three-month period ended September 30, 2023. This was mainly due to lower extension fees paid for the extension of INFINT SPAC and majority of the de-SPAC related legal and professional fee has been paid in prior periods.

Other income, net

Other income for the three-month period ended September 30, 2024 was mainly contributed by $14.7 million gain on divestiture of TNGA and GEA.

Other expenses

Other expenses were immaterial for the three-month periods ended September 30, 2024 and 2023.

Finance costs, net

Finance costs for the three-month period ended September 30, 2024 were mainly represented by PIPE issuance cost of $2.5 million, convertible bond interest of $0.4 million and interest on loan converted from convertible bond of $0.3 million.

Finance costs for the three-month period ended September 30, 2024 were mainly represented by convertible bond interest of $0.4 million and interest on loan converted from convertible bond of $0.5 million and amortization for the debt discount on convertible bond of $0.2 million.

Income tax expenses

The effective tax rate of Tranglo for the three-month period ended September 30, 2024 and 2023 was consistent with the statutory tax rate.

Nine-month period ended September 30, 2024 Compared to nine-month period ended September 30, 2023

	For the nine-month period ended September 30,
	2024	2023
	$	$
	(dollars in thousands)
Revenue	35,371	39,903
Cost of revenue	(24,031)	(26,692)
Gross profit	11,340	13,211

Operating expenses
General and administrative and selling expenses	(30,039)	(18,846)
Total operating expenses	(30,039)	(18,846)
Finance income (costs)	(7,682)	(4,652)
Other income, net	15,546	363
Other expenses	(200)	(65)

Loss before income tax expense	(11,035)	(9,989)
Income tax expenses	(226)	(456)
Net loss	(11,261)	(10,445)

Non-GAAP Financial Figures:
EBITDA	(616)	(2,447)

(1)	To see how Currenc defines and calculates EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Revenue Analysis

For the nine-month period ended September 30, 2024, Currenc’ revenue decreased by 11.3% to $35.4 million as compared to $39.9 million for the nine-month period ended September 30, 2023. The decrease was mainly due to a drastic decline of 22.3% in global airtime revenue. The remittance revenue decreased as well due to a decline in TNG Asia’s remittance business.

For the nine-month period ended September 30, 2024, Tranglo processed 8.56 million remittance transactions with a total value of $3.92 billion, which compares to 8.11 million transactions and a total value of $3.3 billion for the nine-month period ended September 30, 2023. However, as the overall take rate decreased by 15.9% during the period, Tranglo generated remittance revenues of $14.3 million for the nine-month period ended September 30, 2024, which was at relatively the same level as the nine-month period ended September 30, 2023.

Tranglo’s global money transfer network has been expanding. For the nine-month period ended September 30, 2024, it has increased the number of global money transfer corridors it serves to more than 80 corridors. The number of unique users increased to 1,024,100 as of September 30, 2024 from 866,800 as of September 30, 2023, and the number of global money transfer transactions increased from 8.11 million for the nine-month period ended September 30, 2023 to 8.56 million for the nine-month period ended September 30, 2024. The number of average monthly unique sending accounts increased from 326,500 for the nine-month period ended September 30, 2023 to 358,900 for the nine-month period ended September 30, 2024.

Due to COVID and the Malaysian border being closed, Currenc’ global airtime business dropped by 34%, from $18.4 million for the year ended December 31, 2022 to $12.2 million for the year ended December 31, 2023. For the nine-month period ended September 30, 2024, Currenc’ global airtime revenue continued to decline by 22.3% to $7.3 million as compared to $9.4 million for the nine-month period ended September 30, 2023. As more and more free Wi-Fi is now made available to the people in many Southeast Asian countries, especially in Malaysia and Indonesia, there was a change in consumers’ behavior. In particular, the demand for Malaysia-Indonesia airtime transfers has been declining which led to a continual decline in Tranglo’s global airtime business in the years 2023 and 2024. Currencdoes not expect a turn around on its global airtime business in the near future.

For the nine-month period ended September 30, 2024, the airtime unique user accounts decreased to 531,000, representing a decline of 25.9% as compared to 716,500 for the nine-month period ended September 30, 2023. The monthly average unique sending accounts also decreased to 140,200 for the nine-month period ended September 30, 2024, representing a decline of 22.1% as compared to 180,000 for the nine-month period ended September 30, 2023.

Seamless’ Indonesian airtime revenue was $10.2 million for the nine-month period ended September 30, 2024, which was a slight decrease of 2.9% as compared to $10.5 million for the nine-month period ended September 30, 2023.

For the nine-month period ended September 30, 2024, Currenc recorded a gain of $0.7 million as “Other income”, of which Tranglo contributed a Forex gain of $0.6 million. For the nine-month period ended September 30, 2023, Currenc recorded a gain of $0.4 million as “Other income”, of which Tranglo contributed a Forex gain of $0.8 million whereas TNG Asia contributed a Forex loss of $0.1 million as TNG Asia launched a negative Forex spreads rate of –0.07%.

Cost of Revenue

For the nine-month period ended September 30, 2024, Currenc cost of revenue was $24.0 million which was a decrease of 10.1% as compared to that of $26.7 million for the nine-month period ended September 30, 2023. Due to Currenc’ efforts at continually lowering the direct costs for remittance, the direct costs for remittance revenue was $7.7 million for the nine-month period ended September 30, 2024, which represented a decrease of 9.4% as compared to $8.5 million for the nine-month period ended September 30, 2023, despite a substantial increase of TPV by 18.8% during the two periods. Also, the direct costs for global airtime revenue decreased substantially by 24.1% from $8.3 million to $6.3 million, which was in line with the 22.3% decline in global airtime revenue. The direct costs for Indonesian airtime revenue has increased slightly from $9.6 million to $9.7 million during the periods.

The amortization expense of Currenc was $1.0 million for the nine-month period ended September 30, 2024, as compared to $1.1 million for the nine-month period ended September 30, 2023. Again, the amortization expenses were related only to the amortization expense of TNG Asia.

Operating Expenses

Currenc’ operating expenses increased sharply from $18.8 million for the nine-month period ended September 30, 2023, to $30.0 million for the nine-month period ended September 30, 2024. The substantial increase was mainly due to an expense of $13.1 million in recognition of the incentive shares granted to the employee upon the completion of merging with INFINT SPAC, and also an expense of $1 million in recognition of shares granted to Roth for their services as the Capital Market Advisor. The staff costs remained relatively stable as Tranglo had completed its manpower expansion plan, whereas the legal and professional costs declined slightly during the periods.

Currenc’ legal and professional costs decreased to $1.5 million for the nine-month period ended September 30, 2024, from $3.5 million for the nine-month period ended September 30, 2023. This was mainly due to lower extension fees paid for the extension of INFINT SPAC.

Other income, net

Other income, net for the nine- month period ended September 30, 2024 was mainly contributed by $14.7 million gain on divestiture of TNGA and GEA.

Other expenses

Other expenses were immaterial for the nine-month periods ended September 30, 2024 and 2023.

Finance costs, net

Finance costs for the three-month period ended September 30, 2024 were mainly represented by PIPE issuance cost of $2.5 million, convertible bond interest of $1.3 million and interest on loan converted from convertible bond of $1.4 million and interest paid to Ripple of $0.6 million for ODL prefunding purposes.

Finance costs for the nine months’ period ended September 30, 2023, finance costs were mainly represented by convertible bond interest. of $1.3 million, interest on loan converted from convertible bond of $1.4 million amortization for the debt discount on convertible bond of $0.8 million and interest paid to Ripple of $0.6 million for ODL prefunding purposes.

Income tax expenses

The effective tax rate of Tranglo for the nine-month period ended September 30, 2024 and 2023 was consistent with the statutory tax rate.

Non-GAAP Financial Measures

To supplement Currenc’ consolidated financial statements, which are prepared and presented in accordance with GAAP, it uses EBITDA, a non-GAAP financial measure as described below, to understand and evaluate its core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of its financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

EBITDA is defined as net loss before interest, taxes, depreciation and amortization. Currenc believes that EBITDA provides useful information to investors and others in understanding and evaluating its operating results. These non-GAAP financial measures eliminate the impact of items that Currenc does not consider indicative of the performance of its business. While Currenc believes that these non-GAAP financial measures are useful in evaluating its business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP.

The table below presents a reconciliation of EBITDA to net loss, the most directly comparable GAAP financial measure, for the periods indicated.

	For the three-month period ended September 30,
	2024	2023
	$	$
	(dollars in thousands)
Net loss	(5,021)	(3,815)
Add:
Income tax expenses	86	226
Interest expenses, net	3,856	1,497
EBIT	(1,079)	(2,092)
Depreciation and amortization	888	895
EBITDA	(191)	(1,197)

	For the nine-month period ended September 30,
	2024	2023
	$	$
	(dollars in thousands)
Net loss	(11,261)	(10,447)
Add:
Income tax expenses	226	456
Interest expenses, net	7,682	4,652
EBIT	(3,353)	(5,339)
Depreciation and amortization	2,737	2,890
EBITDA	(616)	(2,449)

The use of EBITDA has material limitations as an analytical tool, as EBITDA does not include all items that impact Currenc’ net loss for the period.

EBITDA analysis

For the three-month period ended September 30, 2024	Tranglo	WalletKu	TNG Asia and GEA	Headquarters and adjustments	Group Total
	(dollars in thousands)
Net income (loss)	(131)	(39)	(826)	(4,025)	(5,021)

Add:
Income tax expenses	179	-	-	(93)	86
Interest expense, net		-	76	3,780	3,856
EBIT	48	(39)	(750)	(338)	(1,079)
Depreciation and amortization	-	-	-	-	888
EBITDA	48	(39)	(750)	(338)	(191)

For the three-month period ended September 30, 2023	Tranglo	WalletKu	TNG Asia and GEA	Headquarters and adjustments	Group Total
	(dollars in thousands)
Net income (loss)	129	(176)	(665)	(3,103)	(3,815)

Add:
Income tax expenses	319	-	-	(93)	226
Interest expense, net	-		266	1,231	1,497
EBIT	448	(176)	(399)	(1,965)	(2,092)
Depreciation and amortization	-	-	-	-	895
EBITDA	448	(176)	(399)	(1,965)	(1,197)

For the three-month period ended September 30, 2023, Currenc had an EBIT loss of $2.1 million and an EBITDA loss of $1.2 million. For the three-month period ended September 30, 2024, the EBIT loss decreased to $1.1 million and the EBITDA loss was $0.2 million for the three-month period ended September 30, 2024. The slight decrease in EBIT and EBITDA losses in the first three months of 2024 was mainly due to $14.7 million gain on divestiture of TNGA and GEA, offset by an expense of $13.1 million in recognition of the incentive shares granted to employees upon the completion of merging with INFINT SPAC, as well as an expense of $1 million in recognition of shares granted to Roth for their services as the Capital Market Advisor after the merging with INFINT SPAC.

For the three-month period ended September 30, 2024, Tranglo recorded an EBIT profit of $0.05 million, which represented a decrease as compared to $0.4 million for the three-month period ended September 30, 2023. This was due to an improvement in Tranglo’s gross profit margin in its remittance business as Tranglo succeeded in containing its direct remittance payout costs. Despite that there was a 34% decline in Tranglo’s global airtime revenue, Tranglo managed to maintain a positive EBIT. For the three-month period ended September 30, 2024, the EBIT loss of TNG Asia and GEA combined was $0.8 million, as compared to $0.4 million for the three-month period ended September 30, 2023. WalletKu recorded an EBIT loss of $0.04 million for the three-month period ended September 30, 2024 which compared to an EBIT loss of $0.2 million for the three-month period ended September 30, 2023.

For the nine-month period ended September 30, 2024	Tranglo	WalletKu	TNG Asia and GEA	Headquarters and adjustments	Group Total
	(dollars in thousands)
Net income (loss)	1,525	(293)	(3,740)	(8,753)	(11,261)

Add:
Income tax expenses	504	-	-	(278)	226
Interest expense, net	-	-	1,762	5,920	7,682
EBIT	2,029	(293)	(1,978)	(3,111)	(3,353)
Depreciation and amortization	-	-	-	-	2,737
EBITDA	2,029	(293)	(1,978)	(3,111)	(616)

For the nine-month period ended September 30, 2023	Tranglo	WalletKu	TNG Asia and GEA	Headquarters and adjustments	Group Total
	(dollars in thousands)
Net income (loss)	1,347	(363)	(2,435)	(8,996)	(10,447)

Add:
Income tax expenses	733	-	-	(277)	456
Interest expense, net	-	-	816	3,836	4,652
EBIT	2,080	(363)	(1,619)	(5,437)	(5,339)
Depreciation and amortization	-	-	-	-	2,890
EBITDA	2,080	(363)	(1,619)	(5,437)	(2,449)

For the nine-month period ended September 30, 2023, Currenc had an EBIT loss of $5.3 million and an EBITDA loss of $2.4 million. The EBIT loss decreased to $3.4 million and the EBITDA loss was $0.6 million for the nine-month period ended September 30, 2024. The decrease in EBIT and EBITDA losses in the first nine months of 2024 was mainly due to $14.7 million gain on divestiture of TNGA and GEA, offset by an expense of $13.1 million in recognition of the incentive shares granted to employees upon the completion of merging with INFINT SPAC, as well as an expense of $1 million in recognition of shares granted to Roth for their services as the Capital Market Advisor after the merging with INFINT SPAC.

For the nine-month period ended September 30, 2024, Tranglo recorded an EBIT profit of $2.0 million, which represented a slight decrease as compared to $2.1 million for the nine-month period ended September 30, 2023. This was due to a substantial improvement in Tranglo’s gross profit margin in its remittance business as Tranglo succeeded in containing its direct remittance payout costs. Despite that there was a 22.3% decline in Tranglo’s global airtime revenue, Tranglo managed to maintain its EBIT profit. For the nine-month period ended September 30, 2024, the EBIT loss of TNG Asia and GEA combined was $2.0 million, as compared to $1.6 million for the nine-month period ended September 30, 2023. WalletKu recorded an EBIT loss of $0.3 million for the nine-month period ended September 30, 2024 which compared to an EBIT loss of $0.4 million for the nine-month period ended September 30, 2023.

For a discussion of the limitations associated with using EBITDA rather than GAAP measures and a reconciliation to net loss, see “—Non-GAAP Financial Measures.”

Taxation

Cayman Islands

Currenc is an exempted company registered by way of continuation in the Cayman Islands. The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation and there is no taxation in the nature of inheritance tax or estate duty.

There are no other taxes likely to be material to Currenc levied by the government of the Cayman Islands except for stamp duties which may be applicable on instruments executed in, or brought within the jurisdiction of, the Cayman Islands. In addition, the Cayman Islands does not impose withholding tax on dividend payments.

Malaysia

Currenc’ subsidiaries incorporated in Malaysia are subject to Malaysian profits tax at a rate of 24.0% on the estimated assessable profit. Payment of dividends to the shareholders of Currenc’ subsidiaries in Malaysia are not subject to withholding tax in Malaysia. No Malaysian profit tax has been levied as Currenc did not have assessable profit that was earned in or derived from the Malaysian subsidiary during the periods presented.

Indonesia

Currenc’ subsidiaries incorporated in Indonesia are subject to Indonesian profits tax at a rate of 22.0% on the taxable profit. Dividends paid by its subsidiaries in Indonesia will be subject to a withholding tax rate ranging from 0% (subject to certain requirements) to 20%. Dividends paid or payable to foreign taxpayers are subjected to a tax rate of 20% of cash payment (if in the form of cash dividends) or 20% of par value (if in the form of share dividends). Taxpayers who are residents of a country that have a written agreement for double tax avoidance with Indonesia will be charged at a lower rate if they give their original residence certificates issued by the department of taxation of the origin country. No Indonesian profit tax has been levied as Currenc did not have assessable profit that was earned in or derived from the Indonesian subsidiary during the periods presented.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company had cash balances of $49.1 million, a working capital deficit of $54.1 million and net capital deficit $22.7 million. For the nine months ended September 30, 2024, the Company had a net loss of $11.3 million and net cash used in operating activities of $11.7 million. Net cash used in investing activities was $0.4 million. Net cash generated from financing activities was $2.2 million, resulting principally from proceeds of borrowings.

While the Company believes that it will be able to continue to grow the Company’s revenue base and control expenditures, there is no assurance that it will be able to achieve these goals. As a result, the Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed to finance the Company’s business development activities, general and administrative expenses and growth strategy.

Liquidity and Capital Resources

Cash Flows and Working Capital

Currenc’ principal sources of liquidity have been cash generated from operating activities. As of September 30, 2024 and December 31, 2023, it had $49.1 million and $59.0 million, respectively, in Cash and cash equivalents, Restricted cash and Escrow money receivable. Cash and cash equivalents, Restricted cash and Escrow money receivable include cash on hand and cash placed with banks or other financial institutions. As of September 30, 2024 and December 31, 2023, Currenc had $0.04 million and $5.4 million, respectively, in restricted cash.

Currenc believes that its current cash and cash equivalents, proceeds from additional equity and debt financing and its anticipated cash flows from operations will be sufficient to meet its anticipated cash needs, including its cash needs for working capital and capital expenditures, for at least the next 12 months.

The following table sets forth a summary of Currenc’ cash flows for the periods indicated:

	For the nine-month period ended September 30,
	2024	2023
	$	$
	(dollars in thousands)
Net cash used in by operating activities	(11,671)	(10,845)
Net cash used in by investing activities	(365)	(174)
Net cash provided by/(used in) financing activities	2,179	(148)
Net decrease in cash and cash equivalents	(9,857)	(11,167)
Cash and cash equivalents, restricted cash and escrow money receivable at beginning of the period/year	58,960	74,000
Cash and cash equivalents, restricted cash and escrow money receivable at end of the period/year	49,103	62,833

Operating Activities

Currenc had net cash used in operating activities of $11.7 million in the nine-month period ended September 30, 2024, mainly comprised of a net loss of $11.3 million.

Seamless had net cash used in operating activities of $10.8 million in the period ended September 30, 2023, primarily attributable to the net loss of $10.4 million.

Investing Activities

Net cash used in investing activities amounted to $365,000 for the nine-month period ended September 30, 2024.

Net cash used in investing activities amounted to $174,000 for the period ended September 30, 2023.

Financing Activities

Net cash provided by financing activities amounted to $2.2 million in the nine-month period ended September 30, 2024, mainly comprised of proceeds from issuance of convertible bond of $1.75 million.

Net cash used by financing activities amounted to $148,000 in the period ended September 30, 2023.

Capital Expenditures

Currenc’ capital expenditures are incurred primarily in connection with computer hardware and software. Its capital expenditures were $1.8 million and $0.2 million for the nine-month period ended September 30, 2024 and 2023, respectively.

Contractual Obligations

The following table sets forth Currenc’ contractual obligations as of September 30, 2024:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating lease commitments(1)	62	62	-	-	-
Convertible note	1,944	1,944	-	-	-
Convertible bonds	8,900	8,900	-	-	-
Borrowings	11,238	11,238	-	-	-
Total contractual obligations	22,144	22,144	-	-	-
Total interest payments(2)	2,076	1,979	97	-	-
Total contractual cash obligations	24,220	24,123	97	-	-

(1)	Currenc leased certain office and shop premises and computer peripherals under non-cancellable operating leases expiring in 2024. Payments under operating leases are expensed on a straight-line basis over the periods of the respective leases.

(2)	Interest payments are based on the existing borrowings and convertible bonds held by the consolidated subsidiaries. It is assumed that no further refinancing of existing loans takes place.

Off-Balance Sheet Commitments and Arrangements

Currenc was not a party to any financial guarantees or other commitments to guarantee the payment obligations of any third parties during 2023, and the nine months ended September 30, 2024. It has not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, it does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Currenc does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or engages in leasing, hedging or product development services with it.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on our financial statements.

Internal Control Over Financial Reporting

Prior to the Business Combination, Seamless was a private company with limited accounting personnel and other resources with which to address its internal control and procedures over financial reporting. As a company with less than $1.235 billion in revenue for its last fiscal year, Currenc qualifies as an “emerging growth company” pursuant to the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting.

Critical Accounting Policies and Estimates

Currenc prepares its consolidated financial statements in accordance with U.S. GAAP. In doing so, it has to make estimates and assumptions that affect its reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, Currenc’ financial condition or operating results and margins would be affected. Currenc bases its estimates on past experience and other assumptions that it believes are reasonable under the circumstances, and it evaluates these estimates on an ongoing basis. The following is a discussion of the accounting policies we apply that are considered to involve a higher degree of judgment in their application.

Revenue Recognition

The Company complies with ASC 606, Revenue from Contracts with Customers.

Revenue from contracts with customers is measured based on the consideration specified in a contract with a customer in exchange for transferring goods or services to a customer net of sales and service tax, returns, rebates and discounts. The Company recognizes revenue when (or as) it transfers control over a product or service to its customer. An asset is transferred when (or as) the customer obtains control of the asset. Depending on the substance of the contract, revenue is recognized when the performance obligation is satisfied, which may be at a point in time or over time.

Contract assets represent the Company’s right to consideration for performance obligations that have been fulfilled but for which the customer has not been billed as of the balance sheet date.

Remittance services revenue

Revenue from contracts with customers on service charges and gain/loss on foreign exchange arising from remittance activities are recognized upon the processing and execution of the international money transfer transactions. Remittance services are further divided into Fiat Currency Prefunded Remittance Service and XRP Prefunded Remittance Service. Management has considered these two services to be two product lines.

The customers of the remittance services are financial institutions (referred to as “Remittance Partners”). Remittance Partners who use the fiat currency prefunding option for their remittance business with the Company are referred to as Fiat Currency Prefunded Remittance Partners, whereas customers who choose the XRP Prefunding mode are referred to as XRP Prefunded Remittance Partners.

Fiat Currency Prefunded Remittance Service

The Company earns revenue by charging their customers a Fiat Currency Prefunded Remittance Fee when they use the Company’s platform to transfer money to a beneficiary in another country. These Fiat Currency Prefunded Remittance Fees are fixed and specific for every country’s currency and are charged at the point-in-time of executing this performance obligation. Prior to delivering cash to the customer’s beneficiary, the customer must directly provide the Company with prefunding (i.e., the cash to be remitted to the beneficiary). This is the traditional prefunding process, which the Company describes as Fiat Currency Prefunded Remittance Service.

XRP Prefunded Remittance Service

Unlike the Fiat Currency Prefunded Remittance Service, the customer obtains prefunding through Ripple Solution offered by Ripple Lab Inc. (see Note 9 in the Company’s consolidated financial statements) with the XRP Prefunded Remittance Service. Ripple supplies the customer with the XRP equivalent of the requested prefunding. The Company subsequently liquidates this XRP on Ripple’s behalf, and the fiat currency obtained as a result of the liquidation process is transferred to the customer’s beneficiary. Customers who prefund their remittance service with XRP must enter into an agreement with Ripple and undergo stringent credit checks in order to get XRP prefunding and use Ripple’s platform. The Company charges their customers an XRP Prefunded Remittance Service Fee when the money is transferred to the customer’s beneficiary.

For both the XRP Prefunded and Fiat Currency Prefunded Remittance Services, the Company has no obligations to the customer in terms of guarantees, warranties or other similar obligations. There are also no significant payment terms involved as the Company obtains their fees shortly after charging their customers.

Sales WalletKu Modern Channel

Revenue from the sale of goods is recognized at the point in time when the Company satisfies its performance obligation, which is upon delivery of the goods to customer. The credit terms are typically 3-7 days.

Sales of airtime

Revenue from airtime sold is recognized when the relevant international airtime transfer or reload request is processed and executed.

Other services

Revenue from contracts with customers on other services is recognized as and when services are rendered.

Goodwill Impairment

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in a business combination. The Company performs goodwill impairment test on annual basis and more frequently upon the occurrence of certain events as defined by ASC 350. Goodwill is impaired when the carrying value of the reporting units exceeds its fair value. The Company first assesses qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the quantitative impairment test is performed.

The Company estimates the fair value of the reporting unit using a discounted cash flow approach. Significant management judgment and estimation are involved in forecasting the amount and timing of expected future cash flows and the underlying assumptions used in the discounted cash flow approach to determine the fair value of the reporting unit. As the fair values of the reporting units is not less than carrying amount, no impairment was recorded for the period ended September 30, 2024 and year ended December 31, 2023.

Emerging Growth Company and Smaller Reporting Company Status

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of our quarter ended September 30, 2024, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of the quarter ended September 30, 2024, our disclosure controls and procedures are not effective due to the material weakness in internal controls over financial reporting related to the restatement described in Note 9 to our amendment to the Form 10-Q for the quarter ended June 30, 2023 financial statements filed with the SEC on August 4, 2023. The material weakness specifically related to the subsequent measurement of complex financial instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See NOTE 12 – COMMITMENTS AND CONTINGENCIES.

Item 1A. Risk Factors.

As a result of closing of the Business Combination on August 30, 2024, the risk factors previously disclosed Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Proxy Statement/Prospectus with respect to the Business Combination, filed with the SEC on July 12, 2024 as well as risk factors in our resale Prospectus, filed with the SEC on September 30, 2024. Any of these factors could result in a significant or material adverse effect on the Company’s results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair the Company’s business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in the Company’s future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended September 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) At the closing of the Business Combination, $56.0 million remained in the Company’s trust account, of which $54.8 million was used to pay public shareholders who exercised redemption rights, $0.8 million was used to pay outstanding fees and expenses of INFINT incurred in connection with the Business Combination, and $0.3 million was used to partially repay deferred underwriting fees, with no balance remaining for working capital and general corporate purposes of Currenc.

Simultaneous with the closing of the Business Combination, Currenc completed the PIPE Offering, resulted in gross proceeds of $1.75 million, of which $0.8 million was used to pay outstanding fees and expenses of INFINT, $0.5 million was used to pay a directors and officers insurance premium, and $0.4 million was used to pay outstanding fees and expenses of Seamless.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENC GROUP INC.

Date: November 19, 2024	By:	/s/ Ronnie Ka Wah Hui
	Name:	Ronnie Ka Wah Hui
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Haggai Ravid
	Name:	Haggai Ravid
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

