Form 10-K
period 2024-12-31
Currenc Group Inc.
filed 2025-04-14
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of $11.66 on June 28, 2024 for the common stock, trading on such date, as reported on The Nasdaq Capital Market, was $123.36 million.

As of April 13, 2025, there were 46,527,999 shares of the Company’s Ordinary Shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements regarding our expectations as to:

●	the ability of Currenc to realize the benefits from the Business Combination;

●	the ability of Currenc to maintain the listing of Ordinary Shares on Nasdaq following the Business Combination;

●	future financial performance of Currenc;

●	Currenc’s securities’ potential liquidity and trading;

●	impact from the outcome of any known and unknown litigation;

●	the ability of Currenc to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;

●	expectations regarding future expenditures of Currenc;

●	the future mix of revenue and effect on gross margins of Currenc;

●	the attraction and retention of qualified directors, officers, employees and key personnel Currenc;

●	the ability to protect and enhance Currenc’s corporate reputation and brand;

●	expectations concerning the relationships and actions of Currenc and its affiliates with third parties;

●	intense competition and competitive pressures from other companies in the industries in which Currenc operates;

●	the ability of Currenc to protect its intellectual property; and

●	other factors detailed under the section entitled “Risk Factors.”

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 1. Business

Unless otherwise indicated or the context otherwise requires, references in this section to “Seamless,” “it,” or “their,” generally refer to Seamless Group Inc. prior to the Business Combination and to Currenc Group Inc. after giving effect to the Business Combination.

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

The Company’s principal subsidiaries as of December 31, 2024, are set out below:

			Percentage of controlling ownership held by the Company
Company Name	Place of incorporation	Principal activities	Directly	Indirectly
Seamless Group Inc.	Cayman Islands	Investment holding	100%
Dynamic Investment Holdings Limited	Cayman Islands	Investment holding	-	100%
Bagus Fintech Pte. Ltd.	Singapore	Providing business center services	-	100%
Dynamic (Asia) Holdings Limited	Cayman Islands	Investment holding		100%
Seamless AI Inc.	BVI	Investment holdings		51%
Seamless Lab Limited	Hong Kong	AI Data Center and system integration		51%
PT Tranglo Indonesia	Indonesia	Operating money remittance business	-	60%
PT Tranglo Solusindo	Indonesia	Providing and sourcing airtime and other related services	-	60%
Tranglo (MEA) Limited	Hong Kong	Providing and sourcing airtime and other related services	-	60%
Tranglo Europe Ltd	United Kingdom	Operating money remittance business	-	60%
Tranglo Pte. Ltd.	Singapore	Operating money remittance business	-	60%
Treatsup Sdn. Bhd.	Malaysia	Research, development and commercialisation of Treatsup application and provision of implementation, technical services and maintenance related to the application	-	60%
Dynamic Indonesia Holdings Limited	Cayman Islands	Investment holding	-	100%
Dynamic Indonesia Pte. Ltd.	Singapore	Retail sales via the internet and development of other software and programming activities	-	82.0%
PT Dynamic Wallet Indonesia	Indonesia	Business operations have not commenced	-	82.2%
PT Walletku Indompet Indonesia	Indonesia	(i) Retail commerce through media, for textile commodities, clothing, footwear and personal needs, (ii) web portal and/or digital platforms for commercial purposes, and (iii) software publisher	-	82.2%

Through our two major lines of business, remittance and airtime, Currenc is a leading operator of global money transfer services and airtime trading in Southeast Asia. The remittance business facilitates users in different countries sending money from one country to another in a low cost and efficient manner. The airtime business sells airtime to users in different countries worldwide, including retail users in Indonesia. In the past, Currenc operated the two different business lines through four main subsidiaries: Tranglo, WalletKu, TNG Asia and GEA. On July 30, 2024, Currenc divested GEA and on August 30, 2024, Currenc also disposed TNG Asia. Since then, Currenc operates the global remittance business mainly through Tranglo, which is one of the leading money remittance platforms in Southeast Asia. Tranglo provides business-to-business (“B2B”) remittance services for financial institutions and is considered as an upstream player of the remittance industry. Currenc also provides cross-border international airtime transfer services through Tranglo, acting as a switching platform provider for telecom airtime transfer and a wholesale reseller of foreign airtime. Currenc also runs WalletKu, which is an Indonesian airtime operator facing end users directly.

Tranglo is a leading global money and airtime transfer hub in Southeast Asia. For Tranglo’s money remittance business, it provides a single unified application programming interface for licensed banks and money service operators and acts as a one-stop settlement agent for cross-border money transfer, offering customers the ability to process payments globally. Tranglo is also a global airtime transfer hub, offering cross-border airtime wholesale and transfer services. As of December 31, 2024, Tranglo had more than 5,000 bank partners, 35 eWallets, 130,000 cash pick-up points, and 500 mobile operators that cover 150 countries and served more than 40 airtime corporate customers. As for the fiscal year ended December 31, 2024, Tranglo processed around 11.4 million transactions with a total processing value of $5.14 billion, which represents a growth in volume by 3.6% and 13.2% in value as compared to 11 million transactions, with a total processing value of $4.53 billion for the fiscal year ended December 31, 2023. As for the fiscal year ended December 31, 2024, the top four sending countries for Tranglo’s remittance business were UK, Hong Kong, Singapore and Korea, whereas the top four receiving countries were Philippines, Indonesia, Thailand and Vietnam. The predominant portion of Tranglo’s Hong Kong related revenue was derived from two customers, TNG Asia and GEA, which were divested by Currenc in August and July 2024 respectively. Based on the fiscal year ended December 31, 2024, operating results, post-Divestiture, the percentage of revenue generated in Hong Kong and the PRC represented approximately 5.6% of Currenc’s total revenue.

WalletKu is an independent electronic platform in Indonesia directly facing end users, and allows its customers to purchase airtime and conduct internet data top-up. WalletKu platform also allows users to conduct cash top-up, transfers, and utility or bill payments. WalletKu is also a participant in the Indosat Cluster Partnership for managing the marketing work of Indosat telecommunication and airtime products in two cluster areas in Indonesia. WalletKu’s business scope has been expanded to cover services for traveling, gaming and education sectors as well as ticket sales for trains, buses and entertainment. WalletKu airtime business covers a number of major geographical areas within Indonesia, including Jakarta and Bandung. WalletKu was incorporated on September 1, 2016, and was acquired by Seamless in July 2018. In March 2021, we disposed of a controlling interest in WalletKu. In June 2022, we reacquired sufficient interest in WalletKu to hold a controlling interest in it. WalletKu served approximately 128,000 customers as of December 31, 2024, distributing airtime with a total value of $14.5 million for the fiscal year ended December 31, 2024.

TRANGLO

I.	Tranglo Remittance Business

Tranglo is a leading cross-border payment company that delivers cutting edge remittance solutions globally, with a focus on Asia Pacific corridors. Its proprietary technology ensures transactions are processed reliably and near instantaneously, with sending and receiving support through a network of payment methods including bank/e-wallet transfers and cash pickup points. Tranglo was incorporated on March 10, 2008, and on November 5, 2018, Seamless acquired 60% controlling stake of Tranglo.

Through advanced technological support, Tranglo offers seamless integration and user-friendly solutions for its clients to remit money and telecom credit across borders for their customers. The success of Tranglo’s business can be witnessed by the solid growth in corporate customer base from 156 as of December 31, 2018, and 195 as of December 31, 2023 to 184 as of December 31, 2024. For the years ended December 31, 2023, and 2024, Tranglo’s revenue declined from $31.6 million to $28.4 million, respectively.

Tranglo’s revenue from the money remittance business comes from the foreign exchange spread and a fixed transaction fee charged to every transaction it processes. The foreign exchange spread is derived from the spread differences between Tranglo’s cost of foreign currencies purchase and price of foreign currencies sales to its customers. The fixed transaction fees charged by Tranglo depend on the recipient countries, type of outlet and others. Tranglo reviews and revises its pricing policies in response to the changing costs of its payout agents, and also to ensure that Tranglo can maintain its market competitiveness in the market.

Tranglo offers its cross-border payout services through Tranglo Connect and Tranglo Business.

Tranglo Connect - cross-border payments for financial businesses and payment providers

Tranglo provides cross-border payment services for licensed financial institutions, payment gateways and money service businesses via Tranglo Connect, where Tranglo acts as a payment intermediary and payment aggregator for its clients. Tranglo has developed a single unified API that can be easily duplicated for all supported recipients’ jurisdictions and payout networks, and provide coverage to multiple sender channels, whether physical outlets or electronic or mobile channels. This enables Tranglo’s platform to scale to other regions with ease.

As of December 31, 2024, Tranglo Connect provides 24/7 real-time or same business day payout to more than 5,000 bank partners and other non-bank financial institution partners in multiple jurisdictions.

Tranglo Business - cross-border payments for non-financial institutions

Tranglo also provides cross-border payment services for non-financial businesses of all sizes. They include non-payment providers such as e-commerce traders, vendors with regional or international suppliers and customers, travel agencies, and global freelancers or outsourcing companies. Through Tranglo’s services, merchants and retail customers enjoy the advantage of transferring funds to a large number of recipients on a single platform seamlessly. For example, e-commerce operators can send funds to their merchants and customers by placing the order on Tranglo’s platform, utilizing Tranglo’s foreign exchange services to conduct cross-border business without worrying about currency conversion, complicated procedures and execution uncertainty.

II.	Tranglo International Airtime Transfer Business

Tranglo has a strong foothold in the global airtime transfer market, acting as a switching platform provider for telecom airtime transfer and wholesale reseller of foreign airtime. Its proprietary technology enables customers to request for a variety of recharge options, including support for both pin and pinless airtime transfers. Currently, Tranglo operates one of the biggest airtime transfer networks in the world, providing access to over 500 mobile operators across 150 countries. Airtime transfer also allows telecom users to transfer telecom credit to another telecom user. In the years since Tranglo started providing airtime transfer in 2008, the industry has been overshadowed by the proliferation of e-wallets and new forms of cross-border payments. However, businesses continue purveying airtime as a supplementary product as it remains relevant, especially in developing countries where there are large underbanked communities.

As of December 31, 2024, Tranglo’s top three airtime corridors are Malaysia-Indonesia, Malaysia-Bangladesh and UAE-Indonesia, collectively accounting for 66.9% of its total airtime transfers that year.

Tranglo Retail Airtime Business - Treatsup (Recharge of telecom credit)

Other than the airtime wholesale business, Tranglo also operates a retail airtime business through a mobile application called “Treatsup”. Treatsup Sdn Bhd is currently engaged in the provision of implementation and technical support services to the Treatsup mobile application who is also the IP holder of the application. Treatsup allows users to reload mobile and telecom credit for anyone, anytime, anywhere and it is currently connected to more than 500 mobile service providers worldwide. It also allows user to earn Treatsup points for each reload transaction and rewards activities by discovering new and exciting offers.

Industry Overview

Money Transfer Business

Digital remittances are cross-border money transfers conducted over the internet mostly by the migrant population using digital transfer networks like e-Wallets, easy-to-use mobile applications and others. People living in Asian countries are increasingly engaging with counterparts abroad for medical, business, education, entertainment, leisure and other activities. In addition, there is a rapidly growing need for remittance services for migrant workers sending money back to their homelands on a regular basis.

Remittances in general include fund transfers between residents and non-residents and earnings transfer from short-term workers from other countries to their country of origin. Remittances are often made on a regular or periodic basis and most users do not switch their fund transfer provider frequently. Digital remittances refer to those funds sent to other countries using digital transfer platforms other than bank SWIFT systems. Funds that are transferred domestically are usually not included in the digital remittances segment.

In the past, traditionally, sending money across borders has been done through the bank SWIFT system.

How traditional remittance works today
(traditional bank with SWIFT)

Sender
1
Sending bank
2
Central Counterparty
FX cost: $$$
Sending correspondent bank / Liquidity provider (J.P.Morgan, Citi, BOA...etc)
Lifting fees
3
4
Receiving correspondent bank
Lifting fees
Central Counterparty
Payout in a few working days
5
Beneficiary
Receiving bank

Problems today:

- **High cost of transaction** due to involvement of more intermediaries (e.g. clearing/correspondent banks/receiving bank)
- **Long transaction turnaround time**
- **Subject to currency fluctuation**
- **No non-bank network** (can't served the ~2 billion unbanked community)

Journey

1. Sending bank receives remittance request/instruction from sender and forward request to central counterparty.
2. Central counterparty is involved in clearing and forwards it to the sending correspondent (eg. J.P. Morgan, Citi Bank, Bank of America...etc)
3. This correspondent calculates FX costs, performs switching and local currency conversion before forwarding the instruction to the receiving correspondent bank.
4. Receiving correspondent bank then forwards the transaction instruction to its central counterparty.
5. Receiving bank receives the instruction to deposit said remittance amount into the beneficiary's account.

Note:
A fee is charged by each processing party and intermediary in this journey.

Traditional bank SWIFT remittance systems enjoy the advantages of reliability and security, which is an important consideration for people and especially corporations for sending large sums of money to other countries, and the wide coverage of the global network of SWIFT which covers almost all countries. However, there are many pain points in the bank SWIFT system. First, the processing costs and expenses are high. This is particularly so for those remittance flows which involve small amounts of money, which are often done on a regular and frequent basis. The relatively high fixed transaction fees charged by banks may constitute a larger proportion of the remittance money if the remittance amount involved is small. Second, the process is tedious and usually takes a few days for processing. That may lead to frustration and anxiety for the senders and receivers, especially when the recipient needs the money urgently. Third, to receive funds through the SWIFT system a recipient must have access to a bank account, which poses a serious problem for many residents of Southeast Asian countries that have no bank accounts and have no access to banking services.

For digital remittance, the fund transfer is conducted outside the bank SWIFT system. Instead, it goes through a remittance hub like Tranglo, which connects with participants like banks, e-Wallets or other remittance licensees by an application programming interface (“API”) and web-based integration. The participants fund transactions through the remittance hub by prepayment, depositing a tranche of funds in a segregated bank account of the remittance agent in what is known in the industry as the prefunding process. The remittance agent connects with various payout agents in different countries using a similar integration through an API and web-based applications. In connection with a fund transfer using Tranglo as remittance hub, Tranglo serves as the remittance agent. Upon the execution of a remittance order by the user of a participant, the remittance agent will execute the order and render payout of the fund via a payout agent on a real-time basis, deducting the amount of the transaction from the prefunded deposit of the participant. As a result, instead of having to wait for a few days as the sender sends the money via the banking system, the recipients can receive funds in the form of cash almost instantly after the sender initiates the transfer by clicking a button on a digital remittance platform.

Moreover, as the remittance agents connect not only with banks as their payout agents, but also with post offices, convenience shops or other cash pick up points, the recipients are able to enjoy the luxury of choosing different modes for cashing out the money.

In the past few years, the digital remittance industry has expanded its market reach beyond individual senders or migrant workers to include corporations. The demand by corporations to send or collect larger sums of money to and from other countries has been growing as globalization continues its rapid pace. Also, as e-Commerce and cross-border selling or purchasing of goods have grown rapidly in Southeast Asia, the need of corporations to send or collect funds have increased. Corporations are looking for more cost effective and efficient means for cross-border money transfers, especially in Southeast Asian countries and other emerging markets. Corporations are increasingly turning to digital remittance platforms or institutions for conducting regular cross-border money transfers. These corporations or eCommerce platforms are not financial institutions and do not possess the required financial licenses for processing money or funds transfers. The digital remittance industry has emerged to serve as a platform for these non-financial institutions to meet this demand.

How Tranglo's digital remittance works today

(Tranglo Business for Merchants & Corporations)

2
Tranglo Business
Forex trading & treasury management
Multi-Currency settlement
Seamless experience
Troubleshooting
Screening
Account management
Customer support
Senders
Non-banks,
Non-financial institutions
Corporations
Merchants
Online sellers
SMEs
1
Collection
API (Application Programming Interface) / Web Platform
3
Real-time Payout
Beneficiary
1,300
banks / e-Wallets
140,000+
pickup points
22 countries

Journey

1. Tranglo helps customers (corporates, online sellers, merchants and SMEs) collect payments from their customers in Singapore and Malaysia. This can be done via direct API link or web platform. Funds are collected into local bank.

2. Tranglo performs screening, FX conversion and also receives payout instruction from respective customers.

3. Tranglo sends payout instruction to receiving institutions that provide a variety of payout options, such as banks/wallets, pickup points.

Tranglo Business's offers:

- **All-in-one platform** for cross-border collection and payout
- **Locked foreign exchange** means no forex risk
- Available **for businesses of any sizes**
- Customers **do not need to be a licensed** financial institution/money service provider

The digital remittance industry can provide an all-in-one platform for non-financial institutions to collect and distribute large numbers of payments across different countries in a timely and highly cost-effective manner. Online money transfer platforms also help manage transfers of funds between organizations as well as between organizations and their customers. These efficient, user-friendly platforms allow users to have access to money transactions directly and execute the fund transfer process easier, allowing corporations to reduce administrative costs.

The increasing penetration of smartphones in emerging countries, the increasing number of cross-border transactions and the growing adoption of mobile-based payment channels are expected to propel market growth. Further, the increasing adoption of digital wallets is expected to accentuate segment growth. Digital wallets enable customers to transfer and track their funds from their digital wallet application, and digital remittance services offer privacy and protection for consumers’ transactions and funds.

Another significant trend impacting digital remittance businesses is increasing regulation. Regulations in the region apply not only banks but extend the same measures to the money service operators to establish a strong focus on anti-money laundry and counter-terrorism financing programs, cybersecurity and consumer protection. Regulations also require money remittance providers, banks and other financial institutions to develop systems to detect, monitor and prevent suspicious transactions by screening all of their transactions against a comprehensive set of rules, and reporting exceptions to the authorities in a regular manner.

Lack of confidence in the security and compliance of digital remittance services has hindered growth in the market in the past. The trend toward tightened regulations is expected to drive out less reputable service providers and enhance the overall image of the digital remittances industry. The strict regulations which subject digital remittance players to the same regulatory standards of banks should further increase user confidence in these services, a critical requirement for adoption by financial institutions and corporations. Sending money globally through digital remittance platforms can now provide the same level of protection as banks, but at a lower cost and on a real-time basis. Wider adoption by financial institutions and corporations is important for the growth of the digital remittance industry as a whole.

Summary statistics on Digital Remittance – Worldwide (source - statista)

●	Annual transaction value is projected to reach $273.49 billion in 2025.

●	Transaction value is expected to show an annual growth rate (CAGR 2025-2029) of 3.94% resulting in a projected total annual transaction value of $319.15 billion by 2029.

●	The number of annual users is expected to reach 18.83 million by 2029.

●	The average transaction value per user is expected to amount to $16,260 in 2025.

Modes of transfer

There are two main modes that users use to send and receive airtime credit-pin-based transactions and pinless transfers.

Pin-based transfer is the traditional mode of transfer. Utilizing physical reload cards that can be scratched to reveal a string of numbers (a pin), a user will need to key in these numbers into an SMS or USSD menu to reload airtime. These single-use reload cards are available physically and electronically. They are further divided into single- or multi-country pins. A single-country pin allows a sender to make a top-up to any operator of a single country, while multi-country pin allows a sender to make a one-time top-up to any one operator in a few designated countries.

Pinless airtime transfer uses an API to provide real-time airtime top-ups. This direct integration allows telcos to conveniently offer multiple top-up services in different top-up denominations to their customers.

Challenges

The airtime transfer business faces a number of challenges:

Fraud - System loopholes can be exploited and pin-based reload cards may be subject to theft, leading to significant loss of value. To this end, many top-up providers have migrated to pinless transfer solutions for better security.

Data security - Mobile numbers can also be misused by unscrupulous traders and sellers, subjecting users to harassment in the form of unsolicited calls and spam messages. A recent development that seeks to address this problem lies in the form of a tokenization system, where sensitive data is replaced with a unique string of numbers that cannot be compromised.

Wholesale roaming market - According to Juniper Research, roaming revenues accounted for under 7% ($50.6 billion) of total operator revenues in 2019. But new data roaming services like Roam-Like-Home and Wi-Fi calling allow users to use their home numbers without needing to seek foreign airtime top-ups, lowering demand.

Retail Airtime Business in Indonesia

The traditional telecommunication industry in Indonesia as of 2019 is a lucrative business, with more than 341.3 million users registered by the incumbent phone networks, exceeding the population in Indonesia of 270.6 million. Approximately 331.9 million (97.2%) of those users purchase prepaid airtime before using their phone for Internet access or to make or receive phone calls, and only 9.41 million (2.8%) users pay for their service in arrears (source: databoks.katadata.co.id). In 2020 the market for mobile telecommunication services was $7.11 billion, divided among five large telecommunication operators in Indonesia: TELKOMSEL, XL AXIATA, INDOSAT OOREDOO, TRI INDONESIA & SMARTFREN. These sales are made through two principal two channels - in store purchases of airtime products by end users that are distributed through a distributor partnership; and modern channel distribution through online shops and online platforms including websites and applications.

Based on data from bisnis.com, in 2021 more than 50% of the total market transactions were generated by the traditional channel and less than 50% generated by the modern channels. In 2021, there were between 100 and 150 authorized distributors across all operators, which in turn manage over seven million telecommunication outlets/merchants across Indonesia serving 331.9 million end users. Distribution is tiered into four separate levels:

●	Level 1 - Authorized Distribution Partner - For these distributors, the average margin ranges from 3.75% to 4.75%, excluding incentive payouts from operators.

●	Level 2 - Distributor Reseller/Big Player - These distributors focus on achieving a high volume of transactions, and the average margin ranges from 0.5% to 1.5%.

●	Level 3 - Airtime All Operator Wholesaler - These distributors provide websites and applications to resell airtime to outlets or directly to end users, and the average margin ranges from 1% to 2%.

●	Level 4 - Outlets/Merchants - The outlets and merchants, which can be a business or an individual, conduct direct selling to end users, and achieve average margins ranging from 4% to 7%.

WalletKu Retail Airtime Business in Indonesia

WalletKu is focusing on retail airtime business serving the Indonesian market. In addition to allowing users to purchase airtime usages and internet data top-up, WalletKu also allows users to make bill payments and other cash top-up and money transfers. As of December 31, 2024, WalletKu had approximately 128,000 merchant and individual users, approximately 300 active users for WalletKu Digital and 2,600 active users for WalletKu Indosat.

WalletKu Digital is a market retailer in Indonesia (Level 3 of the Indonesian distribution model hierarchy), serving the market needs such as Airtime & Internet Data, Electricity, Water Supplies, etc. WalletKu has also become one of the Authorized Distributors (Level 1 of the distribution model hierarchy) of the second largest Indonesia telecommunication provider, Indosat Ooredoo Hutchison, and managing acluster area out of 100+ clusters of Indosat.

WalletKu has also become an E-Money services provider by relying on PT E2Pay Global Utama’s licence Account Linkage, a company that is already registered in the Central Bank of Indonesia to be a E-Money Services Provider in Indonesia. With this model, WalletKu can facilitate the unbanked population in Indonesia to access E-Money services. Along with this E-Money service, WalletKu can act as a remittance platform for users to send and receive money domestically, and leverage Seamless’ platform to allow Indonesians who are foreign workers in many countries to remit money back to their homeland.

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

PIPE Offering

Simultaneous with the closing of the Business Combination, Currenc also completed a series of private financings, issuing a Convertible Note for $1.94 million, 400,000 commitment shares, and warrants to purchase 136,110 ordinary shares in a private placement to a PIPE investor (the “PIPE Offering”), which raised $1.75 million in net proceeds.

Divestitures

Prior to the closing of the Business Combination, Seamless had 58,030,000 shares outstanding and the following transactions occurred immediately prior to the Closing:

●	Seamless divested (a) TNG (Asia) Ltd., (b) Future Network Technology Investment Co., Ltd. and (c) GEA Holdings Limited, such that these entities are no longer affiliates;

●	Seamless acquired an additional ownership share in Dynamic Indonesia Holdings Limited (“Dynamic Indonesia”), the parent company of the WalletKu operating group, through the exercise by the holder of a put option for 772,970 Seamless shares, such that Seamless controls 79% of Walletku (see Note 8, Acquisition of Dynamic Indonesia Holdings Limited, for more information);

●	The applicable holder exercised its right to convert Seamless’ outstanding bonds payable into 2,736,287 common shares of Seamless;

●	5,803,000 Seamless shares were issued to employees subject to the employee Share Incentive Plan;

●	290,000 Seamless shares were issued and reserved for service providers;

●	For the purposes of splitting Seamless, GEA and TNG, a one-for-nine share repurchase exercise was undertaken and resulted in 6,153,926 shares repurchased;

●	After all the above transactions, Seamless had a total of 61,478,331 shares outstanding.

Seamless’ Strengths

Highly Scalable and Transferable Business Model Allowing Rapid Expansion of Seamless’ Operations in Southeast Asia

Seamless’ business model is highly scalable and transferrable to other geographic markets. Tranglo’s remittance and airtime transfer platforms have demonstrated the capability of Seamless to expand its business and market reach from Southeast Asia to other countries worldwide. Indonesia has served as a showcase for Seamless’ consumer facing operations. The knowledge it has gained from building Tranglo’s global remittance and airtime transfer platforms and Indonesian operations has helped Seamless to understand the frustrations faced by individuals and merchants in Asian markets. Seamless’ accumulated knowledge has also facilitated the development of its infrastructure, product and compliance processes, allowing it to rapidly replicate and build up its business across the markets it serves.

Seamless’ focus on a tech-enabled and tech-focused business model allows it to set up, launch and scale-up operations quickly. Its platforms and technology have been designed to be scalable and easily transferable to new markets. They are modularized, meaning each function on Seamless’ platform is an independent feature that can be easily implemented, on its own or along with other functions, into other platforms. Seamless is able to deploy user data and insights from one market, adjusting for local market characteristics, to gain insights into user behavior.

In addition, Seamless’ management team has substantial operating experience across Southeast Asian markets, including Malaysia, Singapore and Indonesia. It is also continuously exploring opportunities to further expand into other markets in Southeast Asia and around the world.

Leading In-house Cross-Border Transfer Capabilities

Tranglo provides in-house cross-border payment processing capabilities in markets around the world. This capability gives Seamless a unique position compared to most of its competitors that have to rely on third-party money transfer enablers. Having this in-house capability provides it with greater certainty over the quality and reliability of its services, while at the same time increasing its profit margins by virtue of reducing the money transfer charges that it incurs. Tranglo acts as a one-stop settlement agent for cross-border money transfer and provides a single unified application programming interface, or API, and settlement interface for licensed banks, e-Wallets and money service operators.

Tranglo is a leading cross border digital payment gateway, offering its customers the ability to process payout services. Tranglo has a payout network of more than 5,000 bank and eWallets partners, and over 140 corporate customers, covering more than 100 countries globally as of December 31, 2024.

Tranglo has a large portfolio of blue chip customers including WISE, SingTel, Remitly, SBI Japan, Mastercard, CelcomDigi, WeChat Pay HK, Maxis, Etisalat and Ding. These customers rely on Tranglo to provide switching, foreign exchange transactions and settlement services to enable instantaneous cross-border payouts into multiple countries and corridors.

For the year ended December 31, 2024, Tranglo managed approximately 11.4 million transactions globally with a total value of $5.14 billion. Tranglo’s average daily transaction amount for the year ended December 31, 2024 was approximately $14.04 million. A majority of Tranglo’s remittance revenue is derived from transactions for customers in Hong Kong, Singapore and the Republic of South Korea. Post-Divestiture, based for the year ended December 31, 2024 operating results, the percentage of revenue generated in Hong Kong and the PRC represented approximately 5.6% of Currenc’s total revenue.

Strong Compliance Culture and Fully Licensed to Expand Seamless’ Services

Since its inception, Seamless has maintained strict and steadfast compliance with applicable laws and regulations. It works closely with regulators in consultation of new policies, and follows international risk management and relevant anti-money laundering and counter-terrorist financing (“AML/CTF”) standards to ensure robust controls both internally and when onboarding new customers/merchants.

Across the markets it serves and other jurisdictions, Seamless is licensed as follows:

●	Indonesia: Money Remittance license

●	Malaysia: Money Service Business license

●	Singapore: Money Service Operator license

●	United Kingdom: Authorized Payment Institution

Highly entrepreneurial and dynamic founding team backed by strong finance and technology professionals and on-the-ground local management

Seamless senior management is highly skilled, deeply entrepreneurial and boasts a wealth of relevant experience with leading financial and technology players.

Seamless’ chairman of the board, Alexander Kong, is an experienced and seasoned entrepreneur. Mr. Kong founded SINO Dynamic Solutions Limited, a company conducting enterprise software development for some of the world’s largest conglomerates and insurance companies.

Seamless has a truly pan-Asian management team with management team members from most of the major jurisdictions in Southeast Asia. In Indonesia, it maintains strong local, on-the-ground management teams who have a deep understanding of local consumers’ behavior and the local regulatory environment. This ensures that its operations retain a local perspective and receive sufficient oversight.

Tranglo Connect - cross-border payments for financial businesses and payment providers

Tranglo provides cross-border payment services for licensed financial institutions, payment gateways and money service businesses via Tranglo Connect, where Tranglo acts as a payment intermediary and payment aggregator for its clients. Tranglo has developed a single unified API that can be easily duplicated for all supported recipients’ jurisdictions and payout networks, and provide coverage to multiple sender channels, whether physical outlets or electronic or mobile channels. This enables Tranglo’s platform to scale to other regions with ease.

As of December 31, 2024, Tranglo Connect provides 24/7 real-time or same business day payout to more than 5,000 bank partners and other non-bank financial institution partners in multiple jurisdictions.

Tranglo Business - cross-border payments for non-financial institutions

Tranglo also provides cross-border payment services for non-financial businesses of all sizes. They include non-payment providers such as e-commerce traders, vendors with regional or international suppliers and customers, travel agencies, and global freelancers or outsourcing companies. Through Tranglo’s services, merchants and retail customers enjoy the advantage of transferring funds to a large number of recipients on a single platform seamlessly. For example, e-commerce operators can send funds to their merchants and customers by placing the order on Tranglo’s platform, utilizing Tranglo’s foreign exchange services to conduct cross-border business without worrying about currency conversion, complicated procedures and execution uncertainty.

Tranglo International Airtime Transfer Business

Tranglo has a strong foothold in the global airtime transfer market, acting as a switching platform provider for telecom airtime transfer and wholesale reseller of foreign airtime. Its proprietary technology enables customers to request for a variety of recharge options, including support for both pin and pinless airtime transfers. Currently, Tranglo operates one of the biggest airtime transfer networks in the world, providing access to over 500 mobile operators across 150 countries. Airtime transfer also allows telecom users to transfer telecom credit to another telecom user.

In Tranglo, this mode of transfer is handled by gloTransfer. A typical process via gloTransfer is provided below:

1.	Business partner sends a transaction request to Tranglo via API (Request_ReloadSync)

2.	Tranglo verifies the parameters and forwards to the receiving partner (airtime destination) to process the recharge request.
3.	Once the recharge request is processed, the API connection will return a response to the sending partner.

Tranglo Retail Airtime Business - Treatsup (Recharge of telecom credit)

Other than the airtime wholesale business, Tranglo also operates a retail airtime business through a mobile application called “Treatsup”. Treatsup Sdn Bhd is currently engaged in the provision of implementation and technical support services to the Treatsup mobile application who is also the IP holder of the application. Treatsup allows users to reload mobile and telecom credit for anyone, anytime, anywhere and it is currently connected to more than 500 mobile service providers worldwide. It also allows user to earn Treatsup points for each reload transaction and rewards activities by discovering new and exciting offers.

Operating Data of Tranglo 2021 - 2024

	As at December 31,	As at December 31,	As at December 31,	As at December 31,
	2021	2022	2023	2024
Operating Data - Customers
Tranglo Active Customers	195	191	195	184

Operating Data - Transactions
Cross Border Payment
Transaction value (US$ millions)	3,344.0	3,553.9	4,544.3	5,138.6
Number of transactions (’000)	9,057.4	11,165.9	10,998.3	11,392.3
Airtime Transfer
Transaction value (US$ millions)	24.5	18.4	12.2	9.3
Number of transactions (’000)	10,466.1	7,736.7	5,341.0	4,146.9
Total Transactions
Total transaction value (US$ millions)	3,368.5	3,572.3	4,556.5	5,147.9
Total number of transactions (’000)	19,523.5	18,902.6	16,339.3	15,539.2

Strong Strategic Partnership Network

Blue-Chip Customers/Partners

In addition to being the backbone that enables the transfer and withdrawal of funds across e-Wallet platforms and banks, Tranglo has a large portfolio of blue-chip customers across both its payment segment and airtime transfer segment, including WISE, SingTel, Remitly, SBI Japan, Mastercard, CelcomDigi WeChat Pay HK, Maxis, Etisalat and Ding amongst others. These customers rely on Tranglo’s cross-border payout solutions to enable instantaneous payouts across multiple countries and channels.

Tranglo has an in-house business development team to acquire customers or partners and it also relies on and engage third parties to help promote its services.

Strategic partnership with Ripple

In 2021, Ripple Labs Singapore Pte. Ltd., a leading provider of enterprise blockchain and cryptocurrency solutions for cross-border payments, acquired 40% of Tranglo from certain prior investors in Tranglo. The transaction did not involve Tranglo or result in Ripple Labs Singapore Pte. Ltd making an investment of new capital into Tranglo. As part of the transaction, Tranglo adopted RippleNet, Ripple Labs Singapore Pte. Ltd’s global financial network, to tackle the complexities of the payment landscape in Southeast Asia and beyond.

This partnership introduced Ripple Labs Singapore Pte. Ltd On-Demand Liquidity (ODL) service to Tranglo’s customers, enabling participating remittance partners to process instant cross-border payments to eliminate costly prefunding arrangements. ODL leverages the digital asset XRP to facilitate low-cost transactions via RippleNet.

The chart below illustrates how Tranglo uses Ripple Labs Singapore Pte. Ltd ODL to streamline payments and enhance liquidity:

Tranglo KYC Process

Tranglo performs know-your-customer (“KYC”) due diligence, including AML/CFT compliance, screening velocity check and a risk-based approach towards money service businesses and banks in relevant jurisdictions. As partners of Tranglo Connect are already licensed and regulated in their local jurisdiction, at times of onboarding, Tranglo reviews the relevant documents of the background of partners, such as the place of incorporation, ultimate beneficial owner, source of fund, business nature and scale, as well as the licensing requirement in that relevant jurisdiction, to ensure they are fully compliant with the regulatory requirements. Tranglo conducts further diligence periodically to ensure that its partners remain compliant after the initial onboarding and are following the latest regulatory developments. In addition, Tranglo has an internal monitoring system where it screens each transaction on a real-time basis. Where Tranglo finds any discrepancy, Tranglo notifies its partner to take further steps to improve their KYC process and monitoring systems. For the fund transfer and airtime transfer business, Tranglo does a screening on its customer via Lexis Nexis to check on any sanctioning status. Tranglo’s efficient, swift yet comprehensive and prudent KYC process is another competitive edge in the fintech market.

Tranglo’s onboarding and compliance process, summarized in the following chart and explanation, is designed to insure compliance with this restriction.

Tranglo reviews and assesses the compliance function of the customers, and screens the directors and shareholders or beneficial owners of the customers to determine if any of them is a Politically Exposed Person (PEP) or residing in a High Risk Country as defined by the Financial Action Task Force. If so, Tranglo conducts further in-depth assessment via its Enhanced Due Diligence (ECDD) process.

Tranglo Licenses

In Malaysia, Tranglo holds a Money Services Business license. The Money Services Business license is a class “B” license dated October 1, 2018 and renewed on May 23, 2023 issued to Tranglo by Bank Negara Malaysia pursuant to the Money Services Business Act 2011 for Tranglo to carry on money services business. In the United Kingdom, Tranglo is an Authorized Payment Institution licensed by the Financial Conduct Authority under the Payment Services Regulations 2017 to issue and/or acquire payment instruments, and provide money remittance services. In Singapore, Tranglo is a major payment institution approved by the Monetary Authority of Singapore under the Payment Services Act 2019 to provide account issuance, domestic money transfer, cross-border money transfer, and E-money issuance services. In Indonesia, Tranglo is a holder of a Non-bank Fund Transfer Operator license from Bank Indonesia under the Bank Indonesia Regulation Number 23/06/PBI/2021 on Payment Service Provider for non-bank fund transfer services.

Compliance Functions, Risk & Internal Controls

Tranglo has a well-defined organizational structure with clearly delineated lines of accountability, authority and responsibility to the board, its committees, and operating units. Key processes have been established in reviewing the adequacy and effectiveness of the risk management and internal control system.

Risk management

Risk management is a core discipline which supports Tranglo to achieve a measured balance between risk and return, and is embedded across all business functional lines throughout Tranglo. As an integral part of the control functions in providing the check and balance to the business processes and management strategic planning, risk management ensures timely and effective identification, measurement, mitigation and reporting of significant and emerging risks faced by Tranglo.

The first level of defense entails the responsibilities of risk owners (business functional lines) in the day-to-day management of risks inherent in the various business and operational activities. At the second level of defense, the control functions (Compliance and Risk Management) perform the role of policy setting which includes the development of relevant tools and methodologies to identify, measure, mitigate and report significant and emerging risks. Complementing this, at the third level of defense, is internal audit (Internal Audit), which provides independent assurance of the effectiveness of the risk management and compliance approach.

Tranglo adopts and promotes risk management culture throughout the organization to enhance and inculcate risk awareness culture which is a key aspect of an effective company-wide risk management framework.

Compliance functions

Compliance is responsible for strengthening compliance culture within Tranglo. The Board’s oversight, coupled with the Senior Management’s commitment help in ensuring effective implementation of compliance programs and staff adherence to the applicable compliance standards.

Compliance, in its role as the second line of defense, is also responsible to coordinate the process of identifying, assessing and monitoring of regulatory and compliance risk within Tranglo which includes compliance with regulatory, operational, AMLA and Anti-Money Laundering, Anti-Terrorism Financing and Proceeds of Unlawful Activities Act 2001 requirements.

The assessment on the level of compliance is through the establishment of compliance programs, periodic compliance assessments and regular engagement sessions with business and operational functions. In addition, Compliance provides advisory, training and engagement sessions to update and communicate/educate compliance-related matters within Tranglo. In managing regulatory or compliance risk, it is also responsible to regularly report its assessment and/or activities to the Board and Senior Management.

Internal Audit

The internal audit function undertakes regular reviews of Tranglo’s operations and the systems of internal control. Regular reviews are performed on the business processes to examine and evaluate the adequacy and efficiency of financial and operating controls. Significant risks and non-compliance impacting Tranglo are highlighted and where applicable, recommendations are provided to improve on the effectiveness/efficiency of risk management, internal control systems and governance processes.

Audit on Tranglo’s information systems is conducted to determine whether the IT environment is operating effectively to achieve Tranglo’s objectives while safeguarding the assets and maintaining data integrity and confidentiality.

Internal Audit also provides consultation as well as advice and insight to the stakeholders to add value and suggest improvements to Tranglo’s operations. In ensuring its capabilities to provide the necessary assurance more effectively and efficiently, Internal Audit makes continuous improvements to internal audit processes.

Employees

As of December 31, 2024, Tranglo had 244 full-time employees. It also engages temporary employees and consultants as needed to support its operations. None of Tranglo’s employees are represented by a labor union or subject to a collective bargaining agreement. Tranglo has not experienced any work stoppages, and it considers its relations with its employees to be good.

WALLETKU

WalletKu Digital - Retail Airtime Business in Indonesia

WalletKu has a strong foothold in Indonesia’s airtime market, including in sectors such as utility payments, airtime top-up, and Internet data plan top-up services. WalletKu’s business scope has been expanded to cover services for traveling, gaming and education sectors as well as ticket sales for trains, buses and entertainment.

Partnership with local merchants

WalletKu operates the B2C airtime business in Indonesia, reaching out to retail customers through a wide network of business partners who are mostly small retail outlets i.e., small merchants. Merchant partners are provided with the WalletKu app which can accept payments from their end customers or users for a variety of services, including purchasing airtime top-up. As of December 31, 2024, WalletKu had approximately 128,000 registered partners, of which approximately 300 are active partner merchants for WalletKu Digital and approximately 2,600 partner merchants for WalletKu Indosat.

WalletKu recruits merchants through its on-the-ground sales team. Each member of the sales team is assigned a geographic region and a quota of partners whom they are to recruit and service, including regularly collecting cash payments from the merchants. WalletKu has developed an in-house monitoring system of each individual sales employee that can monitor the geographical locations and cash to be collected from merchants. This system is able to track on a real-time basis all the transactions in relation to the merchants. WalletKu provides a swift and efficient electronic onboarding and e-KYC process for its partners. New partners can submit all required information and documentation online with the help of WalletKu’s sales representatives.

Products & Services

WalletKu’s services are primarily focused on serving the day-to-day mobile payment needs of Indonesia’s population. The service offerings include:

Airtime top-up and Internet data plan top-up

Owing to the characteristics of the Indonesian market, where the overwhelming majority of the population uses prepaid SIM cards, airtime and data plan top-up requires visiting a physical outlet, WalletKu has recruited business partners or merchants including airtime top-up locations, convenience stores, and other retail outlets to provide airtime top-up and Internet data plan top-up services through the WalletKu app. Any person with a mobile device can pay cash to any one of WalletKu’s merchant partners to purchase airtime top-up service. WalletKu charges the customer a commission on each transaction which is built into the transaction cost payable by the customer. WalletKu provides top-up services for the four largest telecom providers in Indonesia via a single channel, which is attractive to both end users and merchants.

Utilities payments

WalletKu has partnered with a number of utility providers to allow Indonesians to pay utility bills, such as water supply, telecom, leasing and health insurance through using the WalletKu app.

Customer Service

WalletKu strives to capture the market by direct interaction with its customers. Through the customer relationship team, WalletKu helps its users and customers navigate the applications and master the transactions smoothly. This has contributed to an increase in loyalty and enhanced the reputation. WalletKu also provides an array of digital channels and social media channels, customer service email, as well as a customer service hotline.

Sales and Marketing

WalletKu attracts new users and partners by offering better and more extensive service offerings. As Indonesia is a widely dispersed country with many different localities and communities, WalletKu specifically develops and designs its marketing programs for different localities of Indonesia, and continually strives to innovate and optimize its marketing strategies.

Indosat Cluster Managing Partnership

Indosat Cluster Managing Partner (CMP) is a distribution partnership in collaboration with Indosat Ooredoo Hutchison (Indosat), which is one of the largest telecommunication operators in Indonesia offering telecom services and internet data and airtime products. Under the Indosat Cluster Managing Partner program, Indosat has set up 5 Regional areas covering all areas of Indonesia. These regions are Jabo, Central West Java, Sumatra, Kalisumapa, and East Java Bali Nusra, which are further subdivided into more than a hundred cluster areas. Each cluster area is awarded to only one operator to run, manage, and sell Indosat’s products in that particular cluster area.

To become an Indosat Distribution Partner and operate one or more cluster areas, a CMP must build a team of Distributor Sales Executive (DSEs) and Sales Force (SF). The DSEs are responsible for acquiring outlet partners, which are traditional offline small mom-and-pop shops that sell Indonesian Telecommunication products directly to end users. Each DSE manages a dedicated number of outlets within that cluster area, and sells Indosat Products to the Outlets under management. The SF is composed of salespersons, which has not been managed by WalletKu since July 2023, that sell or distribute Indosat Product directly to End Users.

Indosat products are mainly:

●	MOBO (Mobile Outlet) - the airtime or internet data provided by Indosat that the CMP sells directly to the Outlets they manage, which in turn, can be sold to the end users by the Outlets.

●	Starter packs (SIM Card).

WalletKu joined the CMP program and started managing two Indosat clusters in 2021, namely Denpasar and Gilikangkung, which now has been merged to become one. For this cluster area, WalletKu has now 30 DSEs. WalletKu regularly launches promotional and marketing campaigns in these two cluster areas. Total revenue generated from the cluster area as of December 31, 2024 was $14.5 million, with an average revenue of around $1.21 million per month. The average gross margin for selling airtime under the CMP scheme was 0.23% during that period. As of December 31, 2024, WalletKu had approximately 2,600 active outlet partners under its CMP program.

Indosat provides incentives or bonuses to CMPs based on the KPIs they have achieved. WalletKu has met Indosat’s KPIs each month of its participation in the CMP program, and in the year ended December 31, 2023, received incentive rewards averaging 3.64% of total revenue. These rewards, together with its gross profit margin of 5.74%, contributed to an average total gross profit of 9.38%. As of December 31, 2024, WalletKu received incentive rewards averaging 3.02% of total revenue, which, together with its gross profit margin of 6.31%, contributed to an average total gross profit of 9.33% for this business.

Employees

As of December 31, 2024, WalletKu had approximately 89 employees. It also engages temporary employees and consultants as needed to support its operations. None of WalletKu’s employees are represented by a labor union or subject to a collective bargaining agreement. WalletKu has not experienced any work stoppages, and it considers its relations with its employees to be good.

Intellectual Property Rights

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We own copyrights to the software we develop in-house as well as that developed by third parties under contract. We enter into standard employment agreements with our programmers and other employees, which provide that the intellectual property created by them in connection with their employment with us is our intellectual property. As of the date of this registration statement/proxy, we have registered one trademark in Singapore and five trademarks in Indonesia, and registered three domain names in Indonesia.

Despite our efforts to protect ourselves from infringement or misappropriation of our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property. In the event of a successful claim of infringement and our failure or inability to develop non-infringing intellectual property or license the infringed or similar intellectual property on a timely basis, our business could be harmed. See “Risk Factors-Risks Relating to Seamless’ Business, Industry and Operations-We may not be able to protect our intellectual property rights.” and “Risk Factors-Risks Relating to Seamless’ Business, Industry and Operations-We are subject to risks related to litigation, including intellectual property claims, consumer protection actions and regulatory disputes. Legal proceedings against us could harm our reputation and have a material adverse effect on our business, results of operations, financial condition and prospects.”

Licenses

In Malaysia, Tranglo holds a Money Services Business license. The Money Services Business license is a class “B” license dated October 1, 2018 and renewed on May 23, 2023, issued to Tranglo by Bank Negara Malaysia pursuant to the Money Services Business Act 2011 for Tranglo to carry out money services business. This license regulates and supervises all of the money services business industry which comprises the money changing, remittance and wholesale currency businesses and other related matters. In particular to class “B” license, it regulates all activities that involve outward & inward fund transfers by individuals and businesses via non-bank remittance service providers.

In the United Kingdom, Tranglo is an Authorized Payment Institution licensed by the Financial Conduct Authority under the Payment Services Regulations 2017. This license allows Tranglo to execute payment transactions, issuing of payment instruments, acquiring payment transactions, conduct money remittance, provide account information services and payment initiation services.

In Singapore, Tranglo is a major payment institution approved by the Monetary Authority of Singapore under the Payment Services Act 2019, which is an Act to provide for the licensing and regulation of payment service providers, the oversight of payment systems, and connected matters, to repeal the Money changing and Remittance Businesses Act (Chapter 187 of the 2008 Revised Edition) and the Payment Systems (Oversight) Act (Chapter 222A of the 2007 Revised Edition), and to make consequential and related amendments to certain other Acts. This license allows Tranglo to provide account issuance, domestic money transfer, cross-border money transfer, and E-money issuance services. Tranglo utilizes the services of the four licensed Cryptocurrency Exchanges partners to liquidate XRP it receives from its customers as part of its ODL service, but as a user of these services is not required to maintain a separate license. Tranglo continuously evaluates its business and the changing regulatory landscape in the jurisdictions in which it operates, it currently believes it is compliance with cryptocurrency regulations in Singapore and that it is not required to comply with any cryptocurrency regulations in jurisdictions other than Singapore. See the section entitled “Seamless’ Business - Tranglo - Strong Strategic Partnership Network - Strategic partnership with Ripple.”

In Indonesia, Tranglo is a holder of a Non-bank Fund Transfer Operator license from Bank Indonesia under the Bank Indonesia Regulation Number 23/06/PBI/2021 on Payment Service Provider for non-bank fund transfer services. It regulates nonbank funds transfer providers having business entities incorporated in Indonesia engaged in funds transfer activities.

For WalletKu, it is regulated by several regulations. We are subject to a wide range of regulations in the Republic of Indonesia; electronics and informatics security, trades through electronic systems, electronic money licensing, and labor law.

WalletKu as an electronic system operator. We have made effective our registration of Indonesian Standard of Business Classification (in Indonesian: Klasifikasi Baku Lapangan Usaha Indonesia-KBLI) number 63122 of “Web Portal and/or Digital Platform with Commercial Purposes”. Within this KBLI, we launched and managed the WalletKu App and WalletKu web portal. One of the regulators of this activity is the Ministry of Communications and Informatics of the Republic of Indonesia (MCI-RI) by the Regulation of the MCI-RI number 5 year 2020 (including its changes) on Private Electronic System Operators (ESO). It requires ESO that provides, manages, and/or operates offers and/or trades of goods and/or services to register its body to the MCI-RI. Consequently, we registered the company as an ESO in ESO registration number 000128.01/DJAI.PSE/02/2021. The electronic information ecosystem is regulated as such as the ministry wants to ensure that no ESO provides and facilitates the circulation of prohibited contents. Furthermore, to counter the privacy data breach problems of ESOs, the ministry wants the ESOs to be cautious about their internal mechanism of privacy data protection.

WalletKu’s retail trades. Alongside the KBLI 63122, we also have made effective our registration of KBLI number 47912 of “Retail Trade through the Media for Textile, Clothing, Footwear, and Personal Goods Commodities”. This one is for our retail trades that are available in our WalletKu app. Within this KBLI, WalletKu is a subject to Government Regulation number 80 year 2019 on Trades through Electronic System (in Indonesian: Perdagangan Melalui Sistem Elektronik-PMSE). According to the mentioned regulation, PMSE entities are obliged to ethically advertise; disclosing truthful information of the products they sell (along with their obligation to disclose the accurate information about the products, the suitability of real products from the ads, consumption eligibility, legality, quality, and accessibility of the goods or services, and to protect consumers).

WalletKu’s electronic money. Supporting our sales inside the app is the electronic money usages. W-Cash is a product of co-branding agreement. We rely on PT E2Pay Global Utama’s license from the Bank of Indonesia. Currently, the electronic money licensing itself is regulated by the Regulation of the Bank of Indonesia number 20/6/PBI/2018 on Electronic Money. The co-branding agreement is registered and being reported by PT E2Pay Global Utama to Bank of Indonesia. Pursuant to the regulation, the provision of electronic money system must be done by following the mentioned principles: a) not implying a systemic risk; b) the whole operations must be conducted with good financial conditions; c) strengthening consumer’s protection; d) enterprises that benefits the nation’s economics; and e) money laundering and terrorism funding prevention.

WalletKu’s partnership with payment gateway services. WalletKu uses payment initiation and acquiring services provided by third parties. We are the users of the services. This area is regulated by the Regulation of Bank of Indonesia number 23/6/PBI/2021 concerning Payment Services Provider.

WalletKu is subject to Indonesian labor law. Indonesian labor law is being referred to Law number 13 year 2003 on Manpower, which had been changed by the Constitutional Court for several provisions and by Law number 11 year 2020 on Job Creation. It contained various norms: the maximum term of definite employment, the severance payment, numerous mandatory workers’ rights protection, leave provisions, etc. The Indonesian labor law is generally designed to enhance the welfare of the workers within the jurisdiction of the Republic of Indonesia.

The table below provides an overview of our existing licenses across different jurisdictions. We believe we are in material compliance with the requirements of each of these licenses. None of the licenses have an expiration or renewal date except the Malaysian license, which expires in March 2026. We expect to renew the license prior to its expiration.

Jurisdiction	Name of License	Regulator
Malaysia	License to conduct Money Services Business (Class of License: B)	Bank Negara Malaysia
Singapore	Major Payment Institution	Monetary Authority of Singapore
Indonesia	Money Remitter (Non-bank Fund Transfer Operator)	Bank Indonesia
Indonesia	Electronic System Operator	Ministry of Communications and Informatics of the Republic of Indonesia (MCI-RI)
Indonesia	Trades through Electronic System	Ministry of Trades of the Republic of Indonesia
Indonesia	Electronic Money Note: Rely on PT E2Pay Global Utama’s license Account Linkage	Bank of Indonesia
United Kingdom	PSD (Authorized Payment Institution)	Financial Conduct Authority

Competition Analysis

Remittance Business (Tranglo)

	Tranglo	Moneygram	Western Union	Thunes	NIUM	EMQ
Business model	Wholesale	Retail	Retail	Wholesale	Wholesale	Wholesale
Focus market/s	Asia Pacific	Global	Global	Emerging markets	Europe	Europe & Middle East
Tech	API/batch upload	API	API	API/batch upload	API/batch upload	API
Ripple’s ODL support	Yes	No	No	No	Yes	No

The comparison metrics of Tranglo and some of its competitors within the cross-border remittance industry are set forth in the table above. We believe that Tranglo and most competitors retain a comprehensive competitive advantage against traditional banks. Traditional banks rely on many gatekeepers and intermediary networks in their end-to-end process, adding to costs and transaction turnaround time.

Transfer times:

Traditional banks - between 3 to 7 working days

Retail operators - 1 to 3 working days

Wholesale providers - 40% payments are instant (industry average)

Tranglo - 80% of payments are instant (within 5 minutes)

Charges:

Traditional banks - 3% to 7%

Payment gateways - 3% + FX rates

Western Union - 0.3% to 3%

Tranglo - 1% on average

Retail money transfer operators and regional mobile wallets. Retail money transfer operators and regional mobile wallets adopt a “follow the consumer” approach. While the focus is still on consumers in their core market(s), these players target to serve the consumers’ payment needs both domestically and internationally. Consumers can make use of the same e-wallet even in overseas markets when they travel. Examples include MoneyGram and Western Union. Retail money transfer operators tend to have better network and availability. However, these retail money transfer operators may need to connect and integrate with other wholesale remittance providers in order to expand their coverage areas. This will bring in additional costs and delay the remittance processes.

Wholesale remittance providers. These operators tend to fare better in terms of speed and pricing as compared to retail money transfer operators, whereas retail money transfer operators tend to have better network and availability. Tranglo is a wholesale remittance provider. Other competitors in the wholesale remittance industry include Thunes, NIUM and EMQ. These remittance providers generally have a transfer speed advantage because of direct and negotiated partnerships with local infrastructure providers. For example, Tranglo has an extensive network in the Philippines. NIUM, with a focus on Europe, is making aggressive expansion in that region, adding workforce, support as well as building local networks.

Batch uploads, a traditional transaction request option that eliminates the need for API, can add to the attractiveness of a remittance operator vis-à-vis its competitors. Businesses with the need for added flexibility would opt to engage a provider that supports both API integration and batch processing, as developing an in-house platform to integrate API could add considerable costs.

One of the standout competitive factors for Tranglo is its added liquidity management via support from Ripple’s On-Demand Liquidity (ODL) service. ODL leverages the digital asset XRP to eliminate traditional pre-funding. Traditionally, pre-funding is required to initiate transactions, which locks up substantial working capital for remittance participants and financial institutions. This may impose significant restrictions on the cash flows of eWallets or banks. ODL provides a way out for remittance participants to send money without the need for providing the pre-funding. In Southeast Asia markets, only NIUM is also capable of providing ODL for its participants.

International Airtime Transfer Business (Tranglo)

In the airtime transfer service business, Tranglo competes with Prepay Nation, Ding, DT One, Merchantrade, Reloadly, Du and Thuns, which also provide services for top-up transactions to mobile operators and other digital service providers. Specifically, Thunes, which enables users to connect digital wallets and is a global cross-border payments network, is another competitor of Tranglo in the businesses of both airtime transfer services and money transfer.

	Tranglo	Ding/Du	DT One	Reloadly
Business model	Wholesale/ Retail	Retail/ Wholesale	Wholesale	Wholesale
Network	Global	Global	Global	Global
Support	24/7 global support	24/7 global support	24/7 global support	24/7 global support
Tech	API/web platform	API/web platform	API/web platform	API

Tranglo operates a wholesale-focused model, with retail top-ups offered as a supplementary product. This allows Tranglo to differentiate from wholesale-only competitors like DT One and Reloadly, while also matching the offerings of retail- and wholesale-focused competitors like Ding.

While the industry average network coverage is global, most airtime operators include inactive operators in their network. Tranglo has performed numerous list cleanups to ensure an accurate representation of active networks while ensuring optimal support for these channels.

Network:

Ding - 700 operators in 150 countries

DT One - 900 operators in 180 countries

Reloadly - 800 operators in 170 countries

Tranglo - 500 operators in 150 countries

Technical and customer support rendered may vary according to geographical location. As the Tranglo team is primarily based in Malaysia and Singapore, support generally works best for queries coming from countries in similar time zones. The same applies for different operators, i.e., Reloadly operates out of Spain, the United States, France and Canada.

Support for API allows direct integration for developers and digital retailers offering direct foreign top-ups via their platforms, while web platform supports offline retailers or operators that prefer to link without going through API. As is the case with remittance, Tranglo, being able to offer both, can enjoy certain competitive advantages in the market.

Retail Airtime Business - Indonesia (WalletKu)

Many Indonesian e-Commerce players are the direct competitors of WalletKu’s retail Airtime Business. Shopee is now the biggest online shopping place. Shopee invites users to join as Shopee Partners. Partners can resell products purchased through the application offline. Products that can be purchased on the Shopee Partner application are Credit & Data Packages, Game Vouchers, PLN Electricity (Tokens & Bills), Indonesian Train Tickets, and other bills such as Credit Installments, Health Social Security Administration Agency (BPJS Kesehatan), Regional Water Companies Drinking (PDAM), Postpaid, Telkom, and Cable TV. In addition, Shopee Partners can also make use of the Shopee app for users to send money, pay installments, and Shopee marketplace payments.

Other competitors include GrabKios which is operated by KUDO Company. It is the airtime reseller company managed by Grab Indonesia. GrabKios helps all of Grab Merchants or general merchants to sell retail airtime top-up, and the products offered are of the same nature as WalletKu’s. GrabKios offers price discounts as a promotional campaign every month. However, GrabKios does not offer any financial assistance in the form of delay payments, unlike WalletKu which offers 3-5 days of receivables for the merchants. GrabKios also allows its partners to send money to all banks as well as to make bill payments.

Tokopedia is another application created for shop owners, stalls, and individuals who could open shops to sell digital products using the online Wholesale app. Small enterprises are able to sell products ranging from wholesale products, credit, data packages, PLN, Telkom, PDAM, BPJS, game vouchers, and cable TV.

Bukalapak offers a platform for partners to sell products ranging from physical goods to virtual products like Toll, Data Packages, Send Money, Cash Deposits, Electricity Tokens, Electricity Bills, Game Vouchers, and Train Tickets.

Property, Plant and Equipment

Our corporate headquarters is located in Singapore which is under a lease that expires in September 2025. We also have offices in Kuala Lumpur consisting of 14,096 square feet of space in the same building under a lease that expires in October 2026. We have offices in several other locations and believe our facilities are sufficient for our current needs.

Insurance

Seamless maintains property and liability insurance. Consistent with customary industry practice in Southeast Asia, we do not maintain business interruption insurance, nor do we maintain key-man life insurance.

Risk Management and Internal Control Framework

Our approach to risk

The nature of Seamless’ business, including managing domestic and international flows of money, means that it faces wider and more complex risk management challenges than many businesses. Its position of trust in its users is an overarching focus for Seamless, on top of the risks commonly faced by businesses which are highly dependent on information technology, and provides an added dimension in defining and managing our risk and control systems. Realization of a risk within any of the major risk categories could trigger significant reputational damage for Seamless’ business, which may affect its ability to maintain its successful operational record, as well as deliver damaging financial losses. Please refer to “Risk Factors” for details of other risks affecting Seamless business.

As a consequence, risk and its management and mitigation are a particular focus for Seamless.

The governance of risk

Seamless governance of risk is managed on a tiered basis. The process starts with its directors who delegate authority to its risk and compliance committee and then, by the clear articulation of policy, through the management hierarchy to the executives running its different operating divisions. The policies and risk appetite statements are communicated throughout Seamless, encouraging employees at all levels to consider risk in their decision-making and take personal accountability for the risks they take.

At each stage of the risk management process, Seamless seeks to establish clear accountability and responsibility for risk in order to drive a culture of transparency and openness among its employees. Seamless believes this encourages the early escalation of response to risks and creation of mitigation plans as appropriate.

Within its risk governance structure, Seamless has several levels of defense with clearly defined accountabilities and responsibilities. Operating division executives on the ground in the various countries where Seamless operates represent the first level of defense and have the responsibility to identify, manage, measure and monitor risks within their region. The second line of defense is provided by Seamless’ on-the-ground risk and compliance teams who provide assistance and independent challenge to the operating divisions. The third line of defense is Seamless’ risk and compliance team in its corporate headquarters under the guidance of its risk and compliance committee. Seamless’ risk and compliance committee is a committee of the Board established in accordance with its articles and is authorized by the Board to assist in fulfilling statutory and regulatory responsibilities in relation to its operations. The committee assists the Board in its oversight of the effectiveness of Seamless’ system of risk management and compliance function. Seamless hires an external service provider for its internal audit function to carry out regular review of our policies and procedures, internal control systems and safeguards to inherent risks.

In particular to our cross-border arm - Tranglo, it has a well-defined organizational structure with clearly delineated lines of accountability, authority and responsibility to the Board, its committees, and operating units. Key processes have been established in reviewing the adequacy and effectiveness of our risk management and internal control system.

Risk management function and overview

Risk management is a core discipline which supports Tranglo’s aim to achieve a measured balance between risk and return, and is embedded across all business functional lines throughout Tranglo. As an integral part of the control functions in providing checks and balances to the business processes and management strategic planning, risk management ensures timely and effective identification, measurement, mitigation and reporting of significant and emerging risks faced by Tranglo.

The first level of defense entails the responsibilities of risk owners (business functional lines) in the day-to-day management of risks inherent in the various business and operational activities. At the second level of defense, the control functions (Compliance and Risk Management) perform the role of policy setting which includes the development of relevant tools and methodologies to identify, measure, mitigate and report significant and emerging risks. Complementing this, the third level of defense is internal audit, which provides independent assurance of the effectiveness of the risk management and compliance approach.

Tranglo adopts and promotes risk management culture throughout the organization to enhance and inculcate risk awareness culture, which is a key aspect of an effective company-wide risk management framework. Fundamental risk management culture is strong corporate governance, organizational structure with clearly defined roles and responsibilities, effective communication and training, commitment to compliance with laws, regulations and internal controls, integrity in fiduciary responsibilities and clear policies, procedures and guidelines cascaded across Tranglo.

Types of risks and controls

Tranglo may face regulatory, financial, legal, operational, technology, fraud, and reputational risks. The relatively small values involved in remittance transfers mean that it is unlikely that there will be systemic risk.

●	Regulatory Risk - regulatory adherence in relation to complexity, clarity, pace of guidelines’ changes and heightened scrutiny by regulators which lead to fiduciary breaches, especially AML/CFT and other regulatory requirements. Preventive controls in place via requirements for every business function to ensure proper policy, process, procedure or work instructions are being revised on a periodic and ad hoc basis to be more relevant and up-to-date in line with daily operational requirements and activities. Additionally, we also instill awareness amongst staff on the importance of adhering to statutory and regulation as well as ensure alignment of the requirements.

●	Financial Risk - accounting transactions not captured completely and accurately in the accounting system. Preventive controls in place via in-house dedicated tools developed by technology team and revenue assurance team to perform reconciliation (it is inclusive of mandatory information, e.g., date and time stamp, unique transaction ID and amount).

●	Legal Risk - contractual disputes, litigation or claim risks. Preventive controls in place via automated systems and internal procedures and processes to monitor the status of agreement to ensure no transaction will be executed prior the execution of agreement.

●	Operational Risk - loss of funds in transit depending on the nature of the remittance service. Preventive controls in place via requirements for every business function to ensure dedicated people or team, adequate operational process, robust operating system, and external factors including third-party management are being assessed, monitored and resolved effectively based on risk management and internal control tools as well as process.

●	Technology Risk - system outage/IT failures in applications, software and hardware due to improper software maintenance, poor license management and obsolete systems. Preventive controls in place via maintaining list of the available components and monitoring their support window, tracking of end-of-life or end-of-support components from the aspects of technology, cyber and business continuity key risk indicators as well proper incident management process.

●	Fraud Risk - falsification of documents, including identity theft, fake ID card, fraudulent company or financial documents and other business documents. Preventive controls in place via effective awareness and training on the detection of fraud (including cyberfraud/cybercrime) and highlighting the current or emerging modus operandi of fraud.

●	Reputational Risk - inadequate arrangements to ensure receivers or beneficiaries getting their funds on time even when there has been a loss in transit. It could also arise from misuse of the service for illegal purposes such as money laundering. Preventive controls in place via adequate processes and systems to ensure minimal impact throughout the transactional flow, Dedicated people and team are in place in managing operational issues either from sales, technology & infrastructure, and customer support perspectives.

Compliance Functions

In general

As a highly regulated company, Tranglo is required by law to undertake preventive measures to prevent the company from being used as a conduit for money laundering (ML), terrorism financing (TF) and proliferation financing (PF) activities. Therefore, we implement a stringent Anti-Money Laundering and Counter Financing of Terrorism and Targeted Financial Sanctions (AML/CFT & TFS) compliance program to ensure good governance and sound management of ML/TF risks.

To do this, our business is monitored by an in-house compliance department whose primary role is to ensure compliance with laws, regulatory requirements, policies and procedures. The department is led by a highly qualified executive with extensive experience on development, operation and management of corporate compliance programs and projects in the money services business (MSB). The Head of Compliance is a former President of the Group of Compliance Officers (GOCO), an external examination committee member for Asian Institute AICB’s AML/CFT & TFS and regulatory compliance certification programs, and an external trainer for Risk-based Approach (RBA) workshops offered by the Asian Banking School.

Our compliance measures include:

1.	Effective implementation of AML/CFT & TFS Compliance program to ensure consistency and adherence to all applicable local laws and regulations across all regions in which Tranglo operates.

2.	Developing and maintaining compliance policies, procedures, controls and keeping them up to date with regulatory changes and providing compliance advisory support for business initiatives.

3.	Providing oversight, risk assessment, control, support, including Customer Due Diligence/Enhanced Due diligence (CDD/EDD), remittance partner due diligence, and analysis of any suspicious transactions in accordance with AML/CFT & TFS regulations

4.	Establishing and implementing AML/CFT & TFS compliance training program for staff

5.	Providing guidance in consultation with the product and business stakeholders regarding new feature and service offerings

6.	Liaising with regulatory authorities

AML/CFT system and suspicious transaction reporting

Tranglo has built a robust AML/CFT & TFS system for sanction/PEP screening as well as transaction monitoring. Tranglo subscribes to LexisNexis sanction/PEP lists database which covers major global sanction/PEP lists such as OFAC, UNSCR, UK and other major domestic authorities lists. Customers in our database are subject to rescreening on a daily basis.

Tranglo applies the Risk-Based Approach (RBA) in both its customer and own company risk profiling. The risk parameters are incorporated into the AML system and customer risk scores are calculated automatically.

The in-house transaction monitoring system covers both during- and post-transaction monitoring. On a real-time basis, the system will reject a transaction automatically if the transaction data hits auto-reject data validation parameters. For post-transaction monitoring, the system will send auto alerts to prompt a review of transactions whose patterns hit monitoring thresholds.

Suspicious transaction reports (STRs) will be raised to the respective regulators if any suspicious transaction activities are detected and/or any customer/sender/beneficiary true match with sanction lists.

AML/CFT compliance training & awareness

We also conduct compliance training for our employees to safeguard Tranglo from any non-compliant acts. In 2021 and 2022, we conducted 15 and 28 in-house AML/CFT compliance training sessions, respectively. Compliance officers are also regularly sent to attend the external training and workshops, such as the MSB industry training modules conducted by GOCO under the Malaysia Association of MSB, to enhance their AML/CFT & TFS knowledge and ensure that knowledge is up to date.

In addition, a two-day dedicated in-house “Sanction and Sanction Screening” workshop was conducted by an external trainer under ABS in September 2021.

We provide financial support to our employees who wish to complete personal accreditation programs. Under the Tranglo Staff Training Program, 10 compliance officers have been enrolled into AML/CFT & TFS Compliance accreditation programs since 2017.

Regulation

Licenses & Regulations

In Malaysia, Tranglo holds a Money Services Business license. The Money Services Business license is a class “B” license dated October 1, 2018 and renewed May 23, 2023 issued to Tranglo by Bank Negara Malaysia pursuant to the Money Services Business Act 2011 for Tranglo to carry out money services business. This license regulates and supervises all of the money services business industry which comprises the money changing, remittance and wholesale currency businesses and other related matters. In particular to class “B” license, it regulates all activities that involve outward & inward fund transfers by individuals and businesses via non-bank remittance service providers.

In the United Kingdom, Tranglo is an Authorized Payment Institution licensed by the Financial Conduct Authority under the Payment Services Regulations 2017. This license allows Tranglo to execute payment transactions, issuing of payment instruments, acquiring payment transactions, conduct money remittance, provide account information services and payment initiation services.

In Singapore, Tranglo is a major payment institution approved by the Monetary Authority of Singapore under the Payment Services Act 2019, which is an Act to provide for the licensing and regulation of payment service providers, the oversight of payment systems, and connected matters, to repeal the Money changing and Remittance Businesses Act (Chapter 187 of the 2008 Revised Edition) and the Payment Systems (Oversight) Act (Chapter 222A of the 2007 Revised Edition), and to make consequential and related amendments to certain other Acts. This license allows Tranglo to provide account issuance, domestic money transfer, cross-border money transfer, and E-money issuance services. Tranglo also partners with the four licensed Cryptocurrency Exchanges partners to liquidate XRP it receives from its customers as part of its ODL service, but as a user of these services is not required to maintain a separate license.

In Indonesia, Tranglo is a holder of a Non-bank Fund Transfer Operator license from Bank Indonesia under the Bank Indonesia Regulation Number 23/06/PBI/2021 on Payment Service Provider for non-bank fund transfer services. It regulates nonbank funds transfer providers having business entities incorporated in Indonesia engaged in funds transfer activities.

WalletKu is subject to a wide range of regulations in the Republic of Indonesia relating to electronic and information security, trades through electronic systems, electronic money licensing, and labor law.

WalletKu as an electronic system operator. WalletKu holds a registration under Indonesian Standard of Business Classification (in Indonesian: Klasifikasi Baku Lapangan Usaha Indonesia-KBLI) number 63122 of a “Web Portal and/or Digital Platform with Commercial Purposes”. Within this KBLI, WalletKu launched and manages the WalletKu App and WalletKu web portal. One of the regulators of this activity is the Ministry of Communications and Informatics of the Republic of Indonesia (MCI-RI) by the Regulation of the MCI-RI number 5 year 2020 (including its changes) on Private Electronic System Operators (ESO). It requires an ESO that provides, manages, and/or operates offers and/or trades of goods and/or services to register with the MCI-RI. Consequently, WalletKu registered as an ESO in ESO registration number 000128.01/DJAI.PSE/02/2021. The electronic information ecosystem is regulated as such as the ministry wants to ensure that no ESO provides and facilitates the circulation of prohibited contents. Furthermore, to counter the privacy data breach problems of ESOs, the ministry wants the ESOs to be cautious about their internal mechanism of privacy data protection.

WalletKu’s retail trades. Alongside the KBLI 63122, we also have made effective our registration of KBLI number 47912 of “Retail Trade through the Media for Textile, Clothing, Footwear, and Personal Goods Commodities”. This one is for our retail trades that are available in our WalletKu app. Within this KBLI, WalletKu is a subject to Government Regulation number 80 year 2019 on Trades through Electronic System (in Indonesian: Perdagangan Melalui Sistem Elektronik-PMSE). According to the mentioned regulation, PMSE entities are obliged to ethically advertise; disclosing truthful information of the products they sell (along with their obligation to disclose the accurate information about the products, the suitability of real products from the ads, consumption eligibility, legality, quality, and accessibility of the goods or services, and to protect consumers).

WalletKu’s electronic money. Supporting our sales inside the app is the electronic money usages. W-Cash is a product of co-branding agreement. We rely on PT E2Pay Global Utama’s license from the Bank of Indonesia. Currently, the electronic money licensing itself is regulated by the Regulation of the Bank of Indonesia number 20/6/PBI/2018 on Electronic Money. The co-branding agreement is registered and being reported by PT E2Pay Global Utama to Bank of Indonesia. Pursuant to the regulation, the provision of electronic money system must be done by following the mentioned principles: a) not implying a systemic risk; b) the whole operations must conducted with good financial conditions; c) strengthening consumer’s protection; d) enterprises that benefits the nation’s economics; and e) money laundering and terrorism funding prevention.

WalletKu’s partnership with payment gateway services. WalletKu uses payment initiation and acquiring services provided by third parties. This area is regulated by the Regulation of Bank of Indonesia number 23/6/PBI/2021 concerning Payment Services Provider.

WalletKu is subject to Indonesian labor law. WalletKu is subject to Law number 13 year 2003 on Manpower, as modified by the Indonesian Constitutional Court, and by Law number 11 year 2020 on Job Creation. These laws establish various norms relating to the maximum term of definite employment, severance payments, mandatory workers’ rights protections, leave provisions, among others. These laws are generally designed to enhance the welfare of the workers within the jurisdiction of the Republic of Indonesia.

Regulation in particular to Indonesia

This section sets forth a summary of the significant regulations or requirements in Indonesia. The primary laws and regulations to which Seamless is subject relate to foreign investment, dividend distributions, foreign exchange controls, electronic money, payment processing, data protection, intellectual property rights, anti-money laundering and terrorism financing and employment and labor.

Regulations on Foreign Investment

The Law No. 25/2007 regarding Investment issued on April 26, 2007, or the Indonesia Investment Law, states that all business sectors or business types are open to foreign investment, except those over which the Indonesian government has expressly prohibited or restricted foreign investment. Under the Indonesia Investment Law and the Negative Investment List promulgated by the Indonesian government applicable at the time of establishment of our Indonesia operating entities, foreign investors can own up 49% of the equity in the electronic money businesses and 100% of the equity in fund transfer in Indonesia. According to Regulation of the Bank of Indonesia number 20/6/PBI/2018, the provision of maximum 49% ownership of foreign entities (51% minimum for local shareholders) is enforceable to the issuer of electronic money. WalletKu did not issue new electronic money as it has a co-branding agreement with PT E2Pay Global Utama (which is the party that issues the “M-Bayar” electronic money). In addition, according to President Regulation number 10 year 2021 on Investment List (as amended), fintech business (especially in KBLI 58200, 63122, and 47912 is not restricted nor strictly regulated in respect to foreign ownership). Accordingly, WalletKu does not believe that the maximum provision for foreign entities is applicable for WalletKu’s current business.

Regulations on the Use of Rupiah

On June 28, 2011, the government of Indonesia enacted Law No. 7 of 2011 on Currency, or the Indonesia Currency Law, which took immediate effect. Furthermore, on March 31, 2015, Bank Indonesia enacted Bank Indonesia Regulation No. 17/3/PBI/2015 on the Mandatory Use of Indonesian Rupiah within the Territory of the Republic of Indonesia, or the Indonesia Currency Law Implementation Regulations. The implementation rules of the Indonesia Currency Law require the use of Indonesian Rupiah for all transactions conducted within Indonesia including transactions for payment, settlement of obligations and other financial transactions, except for certain exemptions provided under the Indonesia Currency Law Implementation Regulations. Failures to comply with any provisions under the Indonesia Currency Law Implementation Regulations may subject the person to administrative, criminal or monetary sanctions of up to IDR1 billion (US$72,695.6).

Regulations on Dividend Distributions

Dividend distributions are regulated under Law No. 40 of 2007 on Limited Liability Company, or the Indonesian Company Law. A decision to distribute a dividend needs to be made by a resolution of the shareholders at the annual or general meeting of shareholders upon the recommendation of the board of directors of a company. A company may only declare dividends at the end of a fiscal year if it has positive retained earnings. Furthermore, the Indonesian Company Law allows a company to distribute interim dividends prior to the end of a financial year so long as it is permitted by its articles of association and provided that the interim dividend does not result in the company’s net assets becoming less than the total issued and paid-up capital and the compulsory reserves fund. Such distribution shall be determined by the company’s board of directors after being first approved by the board of commissioners. If, after the end of the relevant financial year, the company has suffered a loss, any distributed interim dividends must be returned by the shareholders, and the board of directors and board of commissioners of the company will be jointly and severally responsible if the interim dividend is not returned. A limited liability company is required to reserve a certain amount from its net profit each year as a reserve fund until such fund amounts to at least 20% of its issued and paid up capital.

Regulations on Foreign Exchange

Indonesia has limited foreign exchange controls. The Indonesian Rupiah is generally freely convertible within or from Indonesia. The Indonesian Investment Law stipulates that foreign investors are allowed to make capital contributions and repatriate dividends, profits and other income in foreign currency without obtaining prior approvals from governmental authorities and/or Bank Indonesia, the central bank of Indonesia. The conversion of foreign currency into Indonesian Rupiah for capital contribution purposes does not require any governmental approvals.

On September 5, 2016, Bank Indonesia issued Bank Indonesia Regulation No. 18/18/PBI/2016 on the Foreign Exchange Transactions against Rupiah between Banks and Domestic Parties and Bank Indonesia Regulation No. 18/19/PBI/2016 on Foreign Exchange Transactions against Rupiah between Banks and Foreign Parties, or the Indonesia Foreign Exchange Regulations. According to such regulations, a party wishing to convert Indonesian Rupiah to foreign currency exceeding certain thresholds set forth in the Indonesia Foreign Exchange Regulations is required to submit certain supporting documents to the bank handling the foreign exchange conversion, including the underlying transaction documents and a duly stamped statement confirming that the underlying transaction documents are valid and that the foreign currency will only be used to settle the relevant payment obligations. For conversions not exceeding the threshold set forth in the Indonesia Foreign Exchange Regulations, the person only needs to declare in a duly stamped letter that its aggregate foreign currency purchases have not exceeded the monthly threshold set forth in the Indonesian banking system.

Laws and regulations relating to Electronic Money Business

Electronic money, or E-Money, is regulated specifically under Bank Indonesia Regulation No. 20/6/PBI/2018 on Electronic Money, or E-Money Regulation. E-Money Regulation mainly outlines the obligations of the electronic money operators in the E-Money system including licensing and user protection. The five E-Money operators are namely the principal, the acquirer, the issuer, the clearing operator and the settlement operator. Each of these roles serves its own respective roles in the facilitation of transactions between the merchants and the users of the electronic money system. Other than banks, the E-Money Regulation also permits non-bank entities to act as E-Money operators insofar it is established as a limited liability company in Indonesia and has obtained the necessary licenses from Bank Indonesia. Non-bank entities that apply for the permit as an E-Money issuer, is subject to minimum issued capital of not less than IDR 3,000,000,000 and a foreign shareholding cap of 49%, both directly and indirectly.

WalletKu has a co-branding arrangement with PT E2Pay Global Utama’s license as an e-money operator who issues the M-Bayar e-money product. WalletKu co-brands M-Bayar as “W-Cash”. Pursuant to Article 4 paragraph (1) of the Bank of Indonesia regulation, the party which obliged to has a license of the Bank of Indonesia is the operator (PT E2Pay Global Utama). Pursuant to Article 5 paragraph (2) of the regulation a quo, there are two groups of Payment Services Provider which is the basis for the e-money provider grant from Bank of Indonesia: (a) front-end; and (b) back-end. The front-end group consists of issuer, acquirer, payment gateway provider, electronic wallet operator, and fund transfer operator. The back-end group consists of principal, switching operator, clearing operator, and end-settlement operator. WalletKu’s mechanism of e-money is provided by PT E2Pay Global Utama. In addition, our payment gateway is also provided by third party too. Hence, the front-end group is not applicable and the back-end group is not relevant under WalletKu’s current arrangement.

Laws and Regulations relating to Fund Transfer

The underlying regulation governing fund transfers is Law No. 3 of 2011 on Fund Transfer, or Fund Transfer Law, which is implemented by several Bank Indonesia regulations. Fund Transfer Law defines a fund transfer as a chain of actions with the intention of transferring a certain amount of funds to the recipient mentioned within the fund transfer order, up until the receipt of such fund by the recipient. A fund transfer operator is defined as a bank and non-bank business entity in the form of an Indonesian legal entity that operates fund transfer activities.

A non-bank fund transfer operator is required to obtain a license from Bank Indonesia, and is further subject to several requirements, including a minimum capital requirement and fit and proper test for primary parties. A licensed fund transfer operator shall commence its operation within 3 months of the license issuance date and failure to commence operations within such period will require the fund transfer operator to submit a report to Bank Indonesia on infrastructure readiness as well as details explaining the hindrances that have caused such delay. In such case, Bank Indonesia reserves the right to cancel the fund transfer operator license if there is a reasonable basis to conclude that the fund transfer operator is no longer capable of undertaking its operation.

Fund transfers from and/or to overseas shall be based on the written agreement with the fund transfer operator who has obtained a license from the relevant authority in the destined jurisdiction. Bank Indonesia reserves the right to determine the nominal limit of transfers. Offshore fund transfer operators shall firstly submit written information containing a business plan and details of the business partnership to Bank Indonesia, upon which such submission will be subject to Bank Indonesia’s approval, rejection, determination and/or limitation. A fund transfer operator may also enter into a partnership with a licensed domestic fund transfer operator, subject to approval from Bank Indonesia.

Provision of Applications and Content Services through the Internet

On March 31, 2016, MOCIT issued Circular Letter No. 3 of 2016 on Provision of Applications and Contents Services through the Internet, or the OTT Circular Letter, which regulates the provision of virtually all over-the-top services or services provided over the Internet, or the “OTT services”. The definition of OTT services includes online messaging, online games, webpages and e-commerce platforms. The OTT Circular Letter has extraterritorial reach and applies to any OTT services providers serving the Indonesian market. OTT services providers are required to employ data protection measures, conduct filtering, screening, and censorship functions, use national payment gateways and Indonesian IP addresses and provide manuals in the Indonesian language. Furthermore, a foreign OTT services provider is required to establish a permanent establishment in Indonesia in accordance with Indonesian taxation laws and is expected to comply with all Indonesian laws and regulations. Due to the broad coverage of the OTT Circular Letter, we are subject to this circular letter and therefore must adhere to all of its requirements.

Regulation on Electronic System Operator

WalletKu holds a registration under Indonesian Standard of Business Classification (in Indonesian: Klasifikasi Baku Lapangan Usaha Indonesia-KBLI) number 63122 of a “Web Portal and/or Digital Platform with Commercial Purposes”. Within this KBLI, WalletKu launched and manages the WalletKu App. One of the regulators of this activity is the Ministry of Communications and Informatics of the Republic of Indonesia (MCI-RI) by the Regulation of the MCI-RI number 5 year 2020 (including its changes) on Private Electronic System Operators (ESO). It requires ESO that provides, manages, and/or operates offers and/or trades of goods and/or services to register its body to the MCI-RI. Consequently, WalletKu registered as an ESO in ESO registration number 000128.01/DJAI.PSE/02/2021. The electronic information ecosystem is regulated as such as the ministry wants to ensure that no ESO provides and facilitates the circulation of prohibited contents. Furthermore, to counter the privacy data breach problems of ESOs, the ministry wants the ESOs to be cautious about their internal mechanism of privacy data protection.

Regulations on Personal Data Protection and Information Security

In December 2016, MOCIT enacted MOCIT Regulation No. 20 of 2016 on Personal Data Protection, or the Personal Data Protection Regulation, which sets out the rules governing the protection of personal data that are stored in electronic form. The regulation requires that prior to any action taken in relation to personal data, including the acquisition, processing, storage, transfer, disclosure and access, and erasure, the prior consent of the owner of such personal data is obtained. Under the Personal Data Protection Regulation, electronic system providers are required to notify the personal data owner in the case of any breach involving his/her personal data no later than 14 days subsequent to the occurrence of the breach.

If we fail to comply with the Personal Data Protection Regulation, we may be subject to sanctions in the form of warnings or written reprimands, temporary suspensions, or may be blacklisted.

Regulation on Retail Trades

WalletKu holds registration KBLI number 47912 for “Retail Trade through the Media for Textile, Clothing, Footwear, and Personal Goods Commodities” for retail trades that are available in its WalletKu app. Within this KBLI, WalletKu is a subject to Government Regulation number 80 year 2019 on Trades through Electronic System (in Indonesian: Perdagangan Melalui Sistem Elektronik-PMSE). According to the mentioned regulation, PMSE entities are obliged to ethically advertise; disclosing truthful information of the products they sell (along with their obligation to disclose the accurate information about the products, the suitability of real products from the ads, consumption eligibility, legality, quality, and accessibility of the goods or services, and to protect consumers).

Regulations on Consumer Protection

Consumer protection in Indonesia is regulated under Law No. 8 of 1999 on Consumer Protection, or the Consumer Protection Law, which became effective on April 20, 2000. It is the first comprehensive law devoted to protecting the rights of and promoting the recourses available to, users of both goods and services. The law details activities and circumstances that are prohibited such as disclosing incorrect and unclear information regarding the services rendered or promoting false advertising. Violations of the Consumer Protection Law may result in an administrative and/or criminal sanction such as a mandatory contribution to a compensation fund or an imprisonment sanction.

Regulations on Intellectual Property Rights

Trademark and Geographical Indication Law

Before the end of 2016, the Indonesian House of Representatives enacted the Law No. 20 of 2016 on Trademark and Geographical Indication, or the Trademark and Geographical Indication Law. The new Trademark and Geographical Indication Law has expended the scope of trademark protection and adopted the Madrid protocol provisions, which cover the trademarks of our Indonesian entities.

The Trademark and Geographical Indication Law shortened the trademark registration process from 12 to 18 months to eight months. In addition, the Trademark and Geographical Indication Law recognizes two types of international trademark registration application: an application originating from Indonesia to an International Bureau which is filed through the Directorate General of Intellectual Properties under the Minister of Law and Human Rights, or an application addressed to Indonesia as the receiving office from an International Bureau. To be able to file an application in Indonesia for the international registration of a trademark, the applicant either must have applied for registration of the trademark in Indonesia or must already own the trademark in Indonesia.

WalletKu has filed an application for a registered trademark on the mark “WalletKu” in financial services class (class 36). The application is currently under substantive review by the government officials. WalletKu also plans to file an application for a registered trademark on the mark “WalletKu” in the mobile application class (class 9).

Regulations Relating to Copyrights

Copyrights in Indonesia are regulated under Law No. 28 of 2014 on Copyrights, or the Indonesia Copyright Law. Indonesia adopts the declarative system of copyright protection whereby a copyright is an exclusive right of a creator of content which arises automatically after a creation appears in a concrete form. The Indonesia Copyright Law protects creations in the field of science, arts and literature, which includes, among others, computer programs, video games, photography, songs or music with or without lyrics, and all forms of art.

WalletKu’s WalletKu App is subject to the copyright protection under the Indonesian Copyright Law. Pursuant to Article 1 paragraph (1) Indonesian Copyright Law, copyright is defined as exclusive rights on a creation of the creator that automatically arises based upon the declarative principle right after a creation is manifested in a real form. Based on Article 40 paragraph (1) Indonesian Copyright Law, computer programs are one of the creations that are protected under copyright title.

Moral rights and economic rights are protected under the. Moral rights are rights that confer upon the creator the right to attach the creator’s name to the creation, to limit the right of others to modify the creation or change the creation’s name, and to defend his/her personal rights if the creation is distorted, mutilated or modified or the creator’s reputation is otherwise diminished. Economic rights consist of rights that grant powers to the creator to publish, copy, translate, adapt or transform, distribute the original or the copy, show, announce, communicate, and lease the creation. Parties who want to exercise the economic rights must have a creator or copyright holder license.

Moral rights on computer program prevail eternally and economic rights prevail for 50 years after the announcement of the creation. What is meant by “announcement” in the Indonesian Copyright Law is a reading, broadcast, exhibition of the creation by any media either electronic or non-electronic or an activity with any means, so a creation could be read, heard, or seen by any person. WalletKu App first launched in May 2017 and the protection prevails 50 years from that date.

Currently WalletKu is currently in the initial phase of obtaining a copyright registration of the WalletKu App with the Ministry of Law and Human Right (MoLHR) in Indonesia. The documentation of copyright in the MoLHR functionally serves as a legal proof of the creation of the work.

Regulations on Anti-money Laundering and Prevention of Terrorism Financing

Prevention and Eradication of Money Laundering

Law No. 8 of 2010 on Prevention and Eradication of Money Laundering regulates the types of transactions which are required to be reported to the Indonesian Financial Transaction Reports and Analysis Center (the “PPATK”), and the entities responsible to report such transactions. Under this law, any party who conceals or disguises the origin, source, location, allocation, assignment, or actual ownership or assets known or reasonably suspected to be proceeds of crimes may be subject to monetary sanctions of up to IDR5 billion (US$336,468) and imprisonment of up to 20 years. Financial service providers must comply with know-your-customer principles and report suspicious financial transactions that it believes is related to money laundering to the PPATK. The reporting party is required to report to PPATK any suspicious financial transactions, and any transaction entered into with its customers having a minimum amount of IDR500 million (US$33,646.81), or an equivalent value in other currencies, and/or any financial transaction involving the transfer of funds from and to other countries, no later than 14 business days after the transaction is conducted.

Failure to submit a report may subject the reporting party to administrative sanction(s) which will be imposed by the supervisory and regulatory body in the form of a warning letter, public announcement on the action or sanction and/or an administrative penalty.

Prevention and Eradication of Terrorism Financing

Law No. 9 of 2013 on the Prevention and Eradication of Terrorism Financing was enacted in order to prevent the funding of terrorists. Under this regulation, an act of terrorism financing is defined as direct and/or indirect acts in order to provide, collect, grant, or loan funds to persons that knowingly would use the funds to conduct terrorist acts. Companies that fund terrorism in Indonesia may face large monetary fines, have their assets seized and their permits revoked. Moreover, such companies may also be dismantled or expropriated by the government. Financial service providers must comply with know-your-customer principles and report suspicious financial transactions that it believes is related to terrorism to the PPATK. Failure to do so will result in fines of up to IDR1 billion (US$67,293.62). Financial service providers that provide fund transfer services must also request the sender of funds to present identification and information explaining the purpose of the fund transfer and must keep a record of all transactions for at least five years. Funds of the alleged financers of terrorism may be frozen upon the request of the PPATK, investigators, public prosecutors, a judge, and other legally designated parties.

Regulations on Labor

On March 25, 2003, the House of Representatives enacted Law No. 13 of 2003 on Manpower, or the Indonesia Manpower Law. Under the Indonesia Manpower Law, we are not allowed to pay our employee wages below the minimum wage stipulated annually by the relevant provincial, regency or municipal government. The minimum wage is set in accordance with the need for a decent standard of living, taking into consideration the productivity and growth of the economy. If we fail to abide by requisite minimum wage regulations in the Indonesia Manpower Law, our directors may be liable to a term of imprisonment of no less than one year and up to four years. Moreover, we may also be subject to a fine of up to IDR400 million US$26,917.45).

Indonesia has adopted social protection and social welfare programs for employees who are working in Indonesia under Law No. 24 of 2011 on the Social Security Agency, or the Indonesia Social Security Agency Law. The Indonesia Social Security Agency Law establishes two social welfare programs, namely, the healthcare social security insurance and employment social security. Employment social security covers workers compensation, pensions and life insurance. Under the Indonesia Social Security Agency Law, an employer is required to register itself and its employees as employment social security participants. If an employer fails to comply with this obligation, it will be subject to a written warning, fines and/or exclusion from certain public services. The Indonesia Social Security Agency Law further stipulates that an employer that violates its obligation to provide the requisite financial contributions to healthcare social security insurance and employment social security will be subject to up to eight years of imprisonment and fines of up to IDR1 billion (US$67,293.62). In addition, pursuant to the Indonesia Manpower Law, every person, including foreign nationals, who is employed for at least six months in Indonesia, must participate in the social security programs in Indonesia.

Item 1A. Risk Factors

Unless the context otherwise requires, all references in this subsection to the “Company,” “Seamless,” “we,” “us” or “our” refer to the business of Seamless prior to the consummation of the Business Combination, which is the business of Currenc following the consummation of the Business Combination.

Risks Related to Our Business, Industry, and Operations

We may fail to keep pace with rapid technological developments to provide new and innovative products and services or make substantial investments in unsuccessful new products and services.

Rapid, significant and disruptive technological changes continue to impact the industries in which we operate, including developments in electronic and mobile wallets and payments, money transfer, payment card tokenization, social commerce (i.e., e-commerce through social networks), authentication, virtual currencies, blockchain technologies, machine learning and artificial intelligence. We cannot predict the effects of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties for the development of and access to new technologies. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new services and develop new technologies may be inhibited by industry-wide standards, new laws and regulations, resistance to change from consumers or merchants, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

We face significant competition in the markets in which we operate, and we may fail to successfully compete against current or future competitors.

We compete in a large number of markets characterized by vigorous competition, changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. Money transfer and electronic payment services compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. Our competitors include domestic and regional mobile wallets, money transfer (customer-to-customer and customer-to-business) specialists, providers of digital payment solutions, traditional financial institutions, other well-established companies (such as social media platforms or applications) that develop electronic payment services, third parties that host electronic payment services, billers offering their own electronic payment services and other financial institutions. See “Business-Competition Analysis” for further details on our competitors.

We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. We compete against many companies to attract customers. Some of these companies have a longer operating history, greater financial resources and substantially larger customer bases than we do. Some of these companies may also be tied to established banks and other financial institutions and may therefore offer greater liquidity and generate greater consumer confidence in the safety and reliability of their services than ours. Some of these companies link digital payment solutions to their other existing services, such as social media platforms or applications, and such synergies may help them develop their customer bases more effectively than us, especially where these existing services have been successful for a considerable period of time and have already gained customer confidence and reliance. All of the above competitors may devote greater resources than we do to the development, promotion and sale of products and services, and they may be more effective in introducing innovative products and services. Mergers and acquisitions by or among these companies may lead to even larger competitors with more resources. Failure to keep pace with our competitors would hinder our growth.

We also expect new entrants to offer competitive products and services. For example, established banks and other financial institutions, existing social media platform and application service providers and other financial technology (“fintech”) startups that have yet to provide digital payment services could develop such technologies and enter the market. Companies already operating digital payment services in other Asian countries could also quickly enter into the region where we operate.

Certain merchants have longstanding preferential or near-exclusive relationships with our competitors to accept payment cards and/or other services that we offer. These exclusive or near-exclusive relationships may make it difficult or cost prohibitive for us to gain additional market share with respect to these merchants. If we are unable to differentiate ourselves from and successfully compete with our competitors, our business will suffer serious harm.

We may also face pricing pressures from competitors. If we fail to price our services appropriately relative to our competitors, consumers may not use our services, which could adversely affect our business and financial results. For example, the number of our transactions in certain key corridors where we face intense competition could be adversely affected by increasing pricing pressures between our money transfer services and those of some of our competitors, which could adversely affect our financial results. Our competitors have at times offered special foreign exchange rate promotions on their global money transfer services in order to attract business which has negatively impacted our business. On the other hand, if we reduce prices in order to more effectively compete in these corridors, this could also adversely affect our financial results.

Our operations are dependent on our proprietary and external technology platforms and comprehensive ecosystems, and any systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our products or services could result in harm to our business and our brand, loss of users, customers and partners and subject us to substantial liability.

Our systems and those of our third-party service providers, including data center facilities, may experience hardware breakdown, service interruptions, computer viruses, denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, or other events.

Moreover, when too many customers connect to our platform within a short period of time, we have in the past and may in the future experience system interruptions that render our platforms temporarily unavailable and prevent us from efficiently completing payment transactions. Our systems are also subject to break-ins, sabotage, and acts of vandalism. While we have backup systems and contingency plans for certain aspects of our operations and business processes, our planning does not account for all possible scenarios and eventualities.

We have experienced and will likely continue to experience denial-of-service attacks, system failures, and other events or conditions that interrupt the availability or reduce the speed or functionality of our products and services. In addition, we may need to incur significant expenses to repair or replace damaged equipment and to remedy data loss or corruption as a result of these events. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could also materially and permanently harm our reputation, business and revenue. Frequent or persistent interruptions in our products and services could cause merchants, partners and users to believe that our products and services are unreliable, leading them to switch to our competitors or to stop using our products and services. Moreover, to the extent that any system failure or similar event causes losses to our customers or their businesses, these customers could seek compensation from us and those claims, even if unsuccessful, together with potential regulatory investigations, would likely be time-consuming and costly for us to address, and could divert management’s attention from operating our business.

Some of our agreements with third-party service providers do not require those providers to indemnify us for losses resulting from any disruption in service. Our agreements with some of our partners require us to indemnify them for losses resulting from any disruption in our services. As a result, our financial results may be significantly harmed.

If we fail to recruit new remittance partners and users or retain our existing remittance partners and users, our business and revenue will be harmed.

We must continually recruit new partners, merchants and users and retain existing partners, merchants and users in order to grow our business. Our ability to do so depends in large part on the success of our marketing efforts, our ability to enhance our services and our overall operating performance, to keep pace with changes in technology and our competitors and to expand our marketing partnerships and disbursement network.

We have invested in software and technology in the past, and we expect to continue to spend significant amounts to acquire new partners, merchants and users and to keep existing remittance partners, merchants and users loyal to our service. We cannot assure you that the revenue from each partner, merchant and user we acquire will ultimately exceed the marketing, technology and development and promotion costs associated with acquiring them. We may not be able to acquire new partners, merchants and users in sufficient numbers to continue to grow our business, or we may be required to incur significantly higher expenses in order to acquire new partners, merchants and users. If the level of usage by our existing partners, merchants and users declines or does not continue as expected, we may suffer a decline in revenue. A decrease in the level of usage would harm our business and revenue.

Our business depends on our strong and trusted brands, and any failure to maintain, protect and enhance our brands would harm our business.

The brands under which we operate our business, including Tranglo and WalletKu, are important to our business. Our brands are predicated on the idea that partners, merchants and users will trust us and find value in building and growing their businesses with our products and services. Maintaining, protecting and enhancing our brand are critical to expanding our base of partners, merchants and users, as well as increasing engagement with our products and services. This will depend largely on our ability to maintain trust, be a technology leader, and continue to provide high-quality and secure products and services. Any negative publicity about our industry, our company, our controlling shareholder, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve partners’, merchants’ and users’ complaints, our privacy and security practices, litigation, regulatory activity, the experience of partners, merchants and users with our products or services, and changes in the public opinion of us, could harm our reputation and the confidence in and use of our products and services. Harm to our brand can arise from many sources, including failure by us or our partners to satisfy expectations of service and quality; technological delays or failures; inadequate protection of sensitive information; compliance failures and claims; litigation and other claims; employee misconduct; and misconduct by our partners, service providers or other counterparties. If we do not successfully maintain strong and trusted brands, our business could be materially and adversely affected.

Our services must integrate with a variety of operating systems, networks and devices.

We are dependent on the ability of our products and services to integrate with a variety of operating systems and networks. Any changes in these systems or networks that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services, could seriously harm the levels of usage of our products and services. We also rely on bank platforms to process some of our transactions. If there are any issues with or service interruptions in these bank platforms, users may be unable to have their transactions completed in a timely manner or at all, which would have a material adverse effect on our business and results of operations. In addition, our hardware interoperates with mobile networks offered by telecom operators and mobile devices developed by third parties. Changes in these networks or in the design of these mobile devices may limit the interoperability of our hardware or software with such networks and devices and require modifications to our hardware or software. If we are unable to ensure that our hardware or software continues to interoperate effectively with such networks and devices, or if doing so is costly, our business may be materially and adversely affected.

We are experiencing ongoing rapid change and significant growth in our business and we may not succeed in managing or expanding our business across the expansive and diverse markets in which we operate.

Our business has become increasingly complex as we have expanded the number of platforms that we operate, the jurisdictions in which we operate, the types of products and services we offer, and the overall scale of our operations. We have significantly expanded and expect to continue to expand our headcount, office facilities, technology infrastructure and corporate functions. Failure to continue to do so could negatively affect our business. Moreover, the jurisdictions in which we operate are diverse and fragmented, with varying levels of economic and infrastructure development, and often do not operate efficiently across borders as a single or common market. Managing our growing businesses across these emerging markets requires considerable management attention and resources. Should we choose to expand into additional markets, these complexities and challenges could further increase. Each market presents its own unique challenges, and the scalability of our business is dependent on our ability to tailor our content and services to this diversity. In addition, the pace of regulatory change in the various jurisdictions in which we operate has been, and is expected to continue to be, rapid, while the impact and consequences of such change on our operations and our level of risk may be difficult to anticipate.

As a result of the pace of change in the types of products and services we offer and the number of jurisdictions in which we operate, we face the risk that our management and employees may not have the capacity to appropriately attend to all necessary aspects of our business. For example, our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks, or be fully effective to identify, monitor, manage and remediate key risks. Additionally, our risk detection systems may be subject to a “false positive” risk detection rate, potentially making it difficult to identify real risks in a timely manner.

Further, as our business has grown and our service offerings have evolved, certain of our processes and systems have continued to rely on manual inputs which are more prone to errors and faults than more automated processes. There is a risk that the pace of our automation and systemization of these manual processes will be insufficient to prevent significant operational, reporting and regulatory errors.

Our growing multi-market operations also require certain additional costs, including costs relating to staffing, logistics, intellectual property protection, tariffs and potential trade barriers. Moreover, we may become subject to risks associated with:

●	recruiting and retaining talented and capable management and employees in various markets;
●	challenges caused by distance, language and cultural differences;
●	providing products and services that appeal to the tastes and preferences of users in multiple markets;
●	implementing our businesses in a manner that complies with local laws and practices, which may differ significantly from market to market;
●	maintaining adequate internal and accounting control across various markets, each with its own accounting principles that must be reconciled to U.S. GAAP upon consolidation;
●	currency exchange rate fluctuations;
●	protectionist laws and business practices;
●	complex local tax regimes;
●	potential political, economic and social instability; and
●	higher costs associated with doing business in multiple markets.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

If we fail to successfully identify and manage any of the above or other significant changes facing the business, or to identify and manage the risks to which we are or may be exposed, or successfully respond to technological developments in the industry, we may experience a material adverse effect on our business, financial condition and results of operations.

Our cross-border payment and money transfer services are exposed to foreign exchange risk.

The ability of our subsidiaries to effect cross-border payments and money transfers may be restricted by the foreign exchange control policies in the countries where we operate.

For example, Malaysia’s foreign exchange policies support the monitoring of capital flows into and out of the country in order to preserve its financial and economic stability. The foreign exchange policies are administered by the Foreign Exchange Administration, an arm of the Central Bank of Malaysia (Bank Negara Malaysia) (“BNM”) via a set of foreign exchange administration rules (“FEA Rules”). The FEA Rules, which monitor and regulate both residents and non-residents currently provide that non-residents are free to repatriate any amount of funds from Malaysia in foreign currency other than the currency of Israel at any time, including capital, divestment proceeds, profits, dividends, rental, fees and interest arising from investment in Malaysia, subject to any withholding tax. In the event Malaysia or any other country where we operate introduces any foreign exchange restrictions in the future, we may be affected in our ability to repatriate dividends or other payments from our subsidiaries in Malaysia or in such other countries.

The exchange control law in Indonesia provides that money transfer operators shall only make transfers to operators that are licensed in their respective jurisdictions. The arrangement between Indonesian money operators and their foreign counterparts is subject to approval if it exceeds a certain threshold (US $25,000) from Bank Indonesia, the central bank of Indonesia. Further, a party wishing to convert an amount of Indonesian Rupiah into foreign currency that exceeds certain thresholds is required to submit certain supporting documents to the bank handling the foreign exchange conversion, including the underlying transaction documents and a duly stamped statement confirming that the underlying transaction documents are valid and that the foreign currency will only be used to settle the relevant payment obligations. For conversions not exceeding the threshold, the person only needs to declare in a duly stamped letter that their aggregate foreign currency purchases have not exceeded the monthly threshold set forth in the Indonesian banking system.

We face risks in expanding into new geographic regions.

We plan to continue expanding into new geographic regions, and we currently face and will continue to face risks entering markets in which we have limited or no experience and in which we may not be well-known. Offering our services in new geographic regions often requires substantial expenditures and takes considerable time, and we may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. We may be unable to attract a sufficient number of merchants, partners or users, fail to anticipate competitive conditions, or face difficulties in operating effectively in these new markets. The expansion of our products and services globally exposes us to risks relating to staffing and managing cross-border operations; increased costs and difficulty protecting intellectual property and sensitive data; tariffs and other trade barriers; differing and potentially adverse tax consequences; increased and conflicting regulatory compliance requirements, including with respect to data privacy and security; lack of acceptance of our products and services; challenges caused by distance, language, and cultural differences; exchange rate risk; and political instability. Accordingly, our efforts to expand our global operations may not be successful, which could limit our ability to grow our business.

Acquisitions, partnerships, joint ventures, entries into new businesses, and divestitures could disrupt our business, divert management attention and harm our financial conditions.

We have in the past engaged in acquisitions and partnerships. In the future, we may engage in similar ventures, including joint ventures, new businesses, mergers and other growth opportunities such as the purchase of assets and technologies, especially as we expand into new markets. Acquisitions, partnerships or joint ventures and the subsequent integration of new companies or businesses require significant attention from our management, in particular to ensure that the corporate action does not disrupt any existing collaborations, or affect our users’, partners’ and merchants’ opinions and perceptions of our services and customer support. Investments and acquisitions could result in the use of substantial amounts of cash, increased leverage, potentially dilutive issuances of equity securities, goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business, and the invested or acquired assets or businesses may not generate the financial results we expect. Moreover, the costs of identifying and consummating these transactions may be significant. In addition to receiving the necessary corporate governance approvals, we may also need to obtain approvals and licenses from relevant government authorities for the acquisitions to comply with applicable laws and regulations, which could result in increased costs and delays.

For example, in November 2018, we acquired Tranglo, a leading provider of cross-border payment processing services worldwide. In July 2018, we acquired WalletKu, based in Indonesia, which provides mobile payment and airtime top-up services in Indonesia. In March 2021, we disposed of a controlling interest in WalletKu. In June 2022, we reacquired sufficient interest in WalletKu to hold a controlling interest in it.

The acquisitions of Tranglo and WalletKu, and the subsequent integration of these and future acquired businesses into ours, have required and will require significant attention from our management, in particular to ensure that the acquisitions or partnerships do not disrupt any existing collaborations, or affect our users’, partners’ and merchants’ opinions and perceptions of our services and customer support. Whether we realize the anticipated benefits from these acquisitions or partnerships depends, to a significant extent, on the integration of the target businesses into our group, the performance and development of the underlying services or technologies, our correct assessment of assumed liabilities and the management of the relevant operations. We may not be able to successfully integrate these businesses or products and the integration may divert our management’s focus from our core business and result in disruption to our normal business operations. The diversion of our management’s attention and any difficulties encountered in the integration could have a material adverse effect on our ability to manage our business.

Unauthorized disclosure of sensitive or confidential merchant, partner or user information or our failure or the perception that we failed to comply with privacy laws or properly address privacy concerns could harm our business and standing with merchants, partners and users.

We collect, store, process, and use large amounts of personal information and other sensitive data in our business. A significant risk associated with our industry is the secure transmission of confidential information over public networks. The perception of privacy concerns, whether or not valid, may harm our business and results of operations. We must ensure that all processing, collection, use, storage, dissemination, transfer and disposal of data for which we are responsible comply with relevant data protection and privacy laws, which differ from jurisdiction to jurisdiction. The protection of our merchant, partner, user and company data is critical to us. We rely on commercially available systems, software, tools and monitoring to provide secure processing, transmission and storage of confidential information, such as names, addresses, personal identification numbers, payment card numbers and expiration dates, bank account information, purchase histories and other data.

Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events, and our security measures may fail to prevent security breaches. Any security breach, or any perceived failure involving the misappropriation, loss or other unauthorized disclosure of confidential information, as well as any failure or perceived failure to comply with laws, policies, legal obligations or industry standards regarding data privacy and protection, whether by us or our merchants or partners, could damage our reputation, expose us to litigation risk and liability, require us to expend significant funds to remedy problems and implement measures to prevent further breaches, subject us to regulatory scrutiny and potential fines or other disciplinary actions, subject us to negative publicity, disrupt our operations and have a material adverse effect on our business and standing with merchants, partners and users.

Failure to deal effectively with fraud, fictitious transactions, failed transactions or negative customer experiences would increase our loss rate and harm our business, and could severely diminish merchant, partner and user confidence in and use of our services.

We have in the past experienced, and may in the future continue to experience instances of fraud, fictitious transactions, failed transactions and disputes between senders and recipients. We also incur losses for claims that the transaction was fraudulent, made from erroneous transmissions or from closed bank accounts or have insufficient funds in them to satisfy payments.

If losses incurred by us relating to fraud, fictitious transactions and failed transactions become excessive, they could potentially result in the termination of our relationships with merchants, partners or users. In such case, the number of transactions processed through our platforms could decrease substantially and our business could be harmed. We are similarly subject to the risk of fraudulent activity associated with merchants, partners and third parties handling our user information. We have taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business could be materially and adversely affected.

We have a limited operating history in new and evolving markets and our historical results may not be indicative of our future results.

We have a limited operating history upon which to evaluate the viability and sustainability of our businesses. Our history of operating each of our businesses together is relatively short: WalletKu was launched in November 2017 and was acquired by us in July 2018; we acquired Tranglo in November 2018. As these businesses are expanding rapidly, our historical results may not be indicative of our future performance and you should consider our future prospects in light of the risks and uncertainties of early stage companies operating in fast evolving high-tech industries in emerging markets. Some of these risks and uncertainties relate to our ability to:

●	retain existing partners, merchants and users, attract new partners, merchants and users, and increase their engagement and monetization;
●	maintain growth rates across our platforms in multiple markets;
●	maintain and expand our network of domestic, regional and global industry value chain partners;
●	upgrade our technology and infrastructure to support increased traffic and expanded offerings of products and services;
●	anticipate and adapt to changing partner, merchant and user preferences;
●	increase awareness of our brand;
●	adapt to competitive market conditions;
●	maintain adequate control of our expenses; and
●	attract and retain qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business, financial condition and results of operations may be materially and adversely affected.

Our business model may change in the future and we may provide services that are not currently provided or planned for in our strategies.

We operate in a highly competitive and fast evolving industry which requires us to constantly make changes depending on industry dynamics, regulatory environment and our partners’, merchants’ and users’ needs. We may have to change our current business model for our business to cope with such changes and we cannot guarantee that our current business model will remain the same going forward. For example, our acquisition of Tranglo in November 2018 moved us into the upstream payment processing business where we can provide switching services and our July 2018 acquisition of WalletKu marked our entry into the mobile payment and airtime top-up businesses in Indonesia. Furthermore, we cannot assure you that our business model, as it currently exists or as it may evolve, will enable us to become profitable or to sustain operations.

Our risk management system may not be adequate or effective in all respects.

Management of our operational, legal and regulatory risks requires us to, among other things, develop and implement policies and procedures to properly record and verify a large amount of data. We collect and process certain personal data of our users, including, among others, identification information, email addresses, passwords, as well as billing information, such as credit card numbers, full names, billing addresses, and phone numbers. While we have taken steps to verify the source and authenticity of such data, our security and screening measures could be compromised and fail to detect false or wrongful information. We cannot guarantee that our measures to verify the authenticity of such information will be adequate. Failure or the ineffectiveness of these systems could subject us to penalties or sanctions by the relevant regulatory authority in the respective jurisdiction, such as under anti-money laundering and counter-terrorist financing laws and regulations, and have a material and adverse effect on our business, financial condition and results of operations.

We offer payments, money transfer and other products and services to a large number of users, and we are responsible for vetting and monitoring these customers and determining whether the transactions we process for them are legitimate. Despite measures we have taken and continue to take, our payment system remains susceptible to potentially illegal or improper uses. These may include the use of our payment services in connection with fraudulent sales of goods or services, software and other intellectual property piracy, money laundering, bank fraud and prohibited sales of restricted products. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud.

When our products and services are used to process illegitimate transactions, and we settle those funds to merchants, partners and users and are unable to recover them, we suffer losses and liability. These types of illegitimate transactions can also expose us to governmental and regulatory sanctions. The highly automated nature of, and liquidity offered by, our payments and money transfer services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours. In configuring our payments and money transfer services, we face an inherent trade-off between security and customer convenience. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. In addition, when we introduce new services, focus on new business types, or begin to operate in markets where we have a limited history of fraud prevention, we may be less able to forecast and reserve accurately for those losses. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

We require a significant amount of pre-funding in each market that we operate in order to facilitate our real-time foreign exchange services; insufficient pre-funding may result in an inability to complete real-time money transfer or exchange services on behalf of our customers.

To facilitate our foreign exchange transfer and cash pick-up services, in each of the jurisdictions we operate, we are pre-funded in U.S. Dollars by our business-to-business (“B2B”) partners such as WISE and Singtel. The pre-funding amount that we request and its timeframe is determined from our business operations and estimates that are made based on past practices, and hence may not be accurate or sufficient to meet actual needs. If there is insufficient pre-funding, we typically will not complete the money transfer or exchange, and the transaction will therefore be delayed. If we are unable to correctly predict our estimates or take measures to cover pre-funding shortage, we may not be able to complete the money transfer or exchange for our customers and as a result, our operations, reputation and business could be adversely affected.

The funding process used by certain customers of Tranglo relies on XRP, a cryptocurrency, and certain services provided by Ripple Services, Inc. and two cryptocurrency exchanges; if they are not able to continue to provide services due to regulatory change, our business, financial condition and results of operations may be materially adversely effected.

The funding process used by certain customers of Tranglo relies on XRP, a cryptocurrency, and certain services provided by Ripple Services and two cryptocurrency exchanges. As of December 31, 2024, only eight of Tranglo’s 95 active customers utilize this funding process, and these customers (Sentbe Pte Ltd, Eastern & Allied Pty Ltd, Xbaht AB, Forex Japan Co. Ltd., Digitel Co. Ltd., Ripple Markets De LLC, PT Top Remit and Asian Net Co. Ltd.) are each regulated financial institutions in their respective jurisdictions. For the year ended December 31, 2024, all On-Demand Liquidity (“ODL”) customers accounted for 4.4% of the remittance revenue (or 3.0% of total revenue), 4.5% of the total remittance value and 3.3% of the total remittance transactions of Tranglo. The active customers and their partners may be subject to new or additional regulation in jurisdictions where they operate or in which they offer services to us or our other partners with respect to their use of and transactions involving cryptocurrency, and they may also be required to obtain relevant licenses in order to provide services to us, our customers or our other partners. While we are currently not required to obtain any cryptocurrency-specific approvals or licenses for our existing operations that involve cryptocurrency, and we have obtained the relevant non-cryptocurrency-specific approvals or licenses for those operations, the regulation of cryptocurrency in the jurisdictions where we operate may evolve or change or new licensing regimes may be introduced in the future to regulate such activities. In addition, while Tranglo does not offer services to U.S. persons and has adopted stringent know-your-customer processes and procedures which insure that its customers, which are businesses, are not U.S. persons, access of these partner services by U.S. persons could raise regulatory issues under U.S. law, including potential violations of U.S. securities, commodities, cryptocurrency custody, exchange and transfer, data governance, data protection, anti-corruption, cybersecurity and tax laws. While we are not aware of any pending regulatory changes which would prevent our partner from continuing to provide their services to our customers and believe it to have all relevant approvals or licenses therefor, we cannot provide any assurance in that regard or that our partner would be able to respond to any regulatory changes in a manner which did not impact our business. If our partner is not allowed to continue to provide their services due to regulatory changes or if the customers or our partner fail to obtain required licenses or comply with applicable regulations, and we are not able to migrate those customers to non-cryptocurrency based funding processes, our business, financial condition and results of operations may be materially adversely effected.

Increased adoption of the funding process Tranglo offers which relies on XRP may reduce our remittance revenue, and our business, financial condition and results of operations may be materially adversely effected.

The pre-funding mechanism Tranglo offers that relies on XRP prefunding generates lower transaction fees and Forex gains for Tranglo. For the year ended December 31, 2024, the average transaction fee take rate and the Forex gain take rate for remittance flows that used XRP prefunding, as measured in Ringgit (RM), were 0.23% and 0.14%, respectively, or a total of 0.37%, compared to 0.27% and 0.10%, respectively, or a total of 0.37%, for remittance flows that used fiat currency prefunding. Accordingly, for the same total processing value (“TPV”) processed, the average revenue generated from the XRP prefunded remittance transactions was similar to that from fiat currency prefunded transactions. As additional customers of Tranglo adopt the XRP funding mechanism to lower their costs, Tranglo will experience reduced revenue from transaction fees and Forex gains. We anticipate that these fee savings will help Tranglo capture more market share and increase the total number and transaction value of the transactions processed. However, there can be no assurance that the increase in the total number and transaction value of the transactions processed will generate enough revenue to offset the impact of the lower fees charged, and if they do not, our business, financial condition and results of operations may be materially adversely effected.

Recent volatility, security breaches, manipulative practices, business failure and fraud in the cryptocurrency industry may adversely impact adoption and use by customers of Tranglo’s ODL service, and as a result our business, financial condition and results of operations may be materially adversely effected.

The cryptocurrency industry has recently experience highly volatile prices, business failures and bankruptcy filings by cryptocurrency exchanges and other industry participants, alleged or apparent security breaches and claims of manipulative practices and fraud. Tranglo’s ODL funding service relies on the cryptocurrency XRP. To the extent these recent problems and concerns regarding the cryptocurrency industry cause Tranglo’s customers to limit their use of its ODL service, or decline to use it altogether, or Tranglo’s business reputation is otherwise materially adversely affected by these concerns, our business, financial condition and results of operations may be materially adversely effected. In addition, in the event that Ripple Labs Singapore Pte. Ltd is forbidden to conduct its XRP business in certain jurisdictions or Ripple Labs Singapore Pte. Ltd decides to withhold ODL funding services in certain jurisdictions, the ODL business of Seamless will need to stop in these countries, which would lead to a decline in the remittance volume Seamless processes unless customers elect to continue to use Seamless for remittance.

In addition, the regulation of the cryptocurrency industry is evolving, and jurisdictions continue to evaluate if, and how, it should be regulated in their jurisdictions. Currently, we are only required to comply with regulations in Singapore; however, there can be no assurance we will not be required to obtain additional licenses in multiple jurisdictions. Until we obtain such licenses, assuming we are able to conduct our ODL funding service in compliance with new regulations, we may be forced to suspend or cease operation in those jurisdictions which would have a material adverse effect on our business, financial condition and results of operations.

On March 10, 2023, Silicon Valley Bank failed. Soon afterwards, Signature Bank and Silvergate Bank also failed. As most of the crypto exchanges and crypto market traders maintained accounts with these three banks, their near simultaneous collapse resulted in illiquidity for the crypto markets worldwide. Tranglo maintained its crypto wallets in two crypto exchanges, namely Independent Reserve and Coins.ph, and used these two exchanges to instantaneously liquidate the XRP it receives from its ODL remittance partners (“ODL RPs”) under the instructions of RippleNet. During the illiquidity caused by the collapses, it became difficult for the two crypto exchanges to execute the timely liquidation of XRP. After considering the market conditions, Ripple Labs Singapore Pte. Ltd. decided, and Tranglo agreed, to reduce the ODL services for certain active ODL RPs in mid-March 2023, thus lowering the processing volume of ODL transactions and to ensure that instantaneous liquidation of XRP was still possible for those remaining ODL RPs. To enact partial reduction, Tranglo requested that its ODL RPs switch to using fiat currency for prefunding instead. Eventually, most of Tranglo’s ODL RPs adopted the fiat prefunding channel and continued their business via Tranglo, and as a result, Tranglo’s TPV for the month of March 2023 actually increased by 17% as compared to the month of February 2023.

For the month of February 2023, Tranglo’s monthly TPV was RM1.35 billion, representing an average daily TPV of RM48 million, of which 26% was ODL flows. On March 15, 2023, due to the market illiquidity, the ODL services were suspended for nine out of 11 active ODL RPs. For the two-week period prior to the partial suspension, from March 1, 2023 to March 14, 2023, Tranglo processed $37.8 million ODL transactions, representing a daily average of $2.7 million. For the two-week period after the partial suspension, from March 15, 2023 to March 28, 2023, Tranglo processed only $2.5 million ODL transactions, which represented a daily average of $0.18 million. This post-suspension daily average ODL transactions was only 6.7% of that of the pre-suspension level. The ODL services were gradually resumed after a two-week suspension, in early April 2023.

For the month of February 2023, ODL flows represented 26% of Tranglo’s total remittance TPV. However, for the month of December 2024, ODL flows represented only 2.76% of total remittance TPV. As the ODL flows recovered very slowly two months after the resumption of ODL services, Seamless does not anticipate the ODL flows will return to pre-suspension levels in the near future. Seamless expects that the ODL flows may not reach pre-suspension levels until 2025 at the earliest. However, the reduction in ODL flows post-suspension did not result in an overall reduction in Tranglo’s TPV as the ODL RPs switched their remittance business to fiat currency. For the month of December 2024, Tranglo’s remittance TPV was RM1.90 billion, which compared to RM1.43 billion for the month of April 2023, an increase of 32.9%.

If a similar liquidity event were to occur in the future, our ODL services and the use thereof could similarly change, and further affect our business and results of operations.

Our strategic partner, Ripple Labs Singapore Pte. Ltd., owns 40% of Tranglo and pursuant to a certain Shareholders’ Agreement, has certain contractual rights that could temporarily disrupt Tranglo’s existing business or prevent our ability to expand it.

Ripple Labs Singapore Pte. Ltd. owns 40% interest in Tranglo. There is a Shareholders’ Agreement between Seamless and Ripple Labs Singapore Pte. Ltd. that governs the operations of Tranglo. Pursuant to the Shareholders’ Agreement, Ripple Labs Singapore Pte. Ltd. is entitled to appoint two members of the Tranglo board. On November 2, 2023, one of the directors (Investor Director) appointed by Ripple Labs Singapore Pte. Ltd. resigned from the board of Tranglo. The parties amended the Shareholders’ Agreement on November 7, 2023 to reflect the resignation of the Investor Director, and to waive the requirement for at least one (1) Investor Director to be included in the quorum of the meetings or adjourned meetings of the Board of such Group Company under Clause 4.4.2. While Seamless has a right to appoint a majority of the board of directors of Tranglo, certain matters require the cooperation, or in some cases, approval by Ripple Labs Singapore Pte. Ltd. Ripple Labs Singapore Pte. Ltd.’s interests may not be the same as, or may conflict with, the interests of us or our stockholders. Tranglo cannot undertake certain actions or transactions without the consent of Ripple Labs Singapore Pte. Ltd., including but not limited to:

●	an initial public offering;
●	any determinations with respect to merger or sale of the whole or a substantial part of the assets;
●	changes to the capital structure;
●	a change in the nature or scope of the business;
●	incurrence of certain amount of debt;
●	any declaration or payment of any dividends or other distribution of profits;
●	entering into any joint venture, partnership or profit sharing arrangement with any person and any amendment to the terms of such venture, partnership or arrangement;
●	variation of any rights attaching to any shares in the capital of Tranglo or making of any call upon monies unpaid in respect of any issued shares;
●	introduction or revision of any share option plan;
●	save for the issuance of shares or the grant of options in connection with or pursuant to any duly approved and established share option scheme or plan;
●	repurchase of shares other than pursuant to any duly approved and established share option scheme or plan(s); and
●	any related party transactions that exceed a certain amount of value.

These limitations could result in disagreements between Seamless and Ripple Labs Singapore Pte. Ltd. In the event of an unresolved disagreement between the shareholders, the Shareholders’ Agreement provides for means through which a deadlocked topic will be resolved, including through arbitration.

As a result, our ability to take certain actions may temporarily be delayed or prevented, including actions that our other shareholders, including you, may consider favorable. We will not be able to terminate or amend the Shareholders’ Agreement, except in accordance with its terms, which would require the consent of Ripple Labs Singapore Pte. Ltd. See “Certain Relationships and Related Party Transactions-Seamless Related Party Transactions-Shareholders’ Agreement.”

Our ODL business depends on Ripple Services Inc. depositing enough XRP for liquidation to yield an amount of fiat currency, such as U.S. dollars, equal to the amount purchased by our customer.

As part of any ODL funding transaction, our strategic partner, Ripple Labs Singapore Pte. Ltd provides our customers with an amount of XRP representing a specific amount of fiat currency, such as U.S. dollars for prefunding purposes. Our customers then deposit that amount of XRP into our account and we automatically direct the exchange to liquidate the XRP into the equal amount of fiat currency. Despite that these transactions occur nearly simultaneously, there is a possibility that the exchange rate could result in a deposit of a lesser amount of fiat currency. In that case, there is a collateral pool or slippage pool, that is available and is immediately drawn upon to fund the requisite amount of fiat currency. If that pool was unavailable or insufficiently funded, and we were unable to receive the requisite amount of fiat currency, we will suspend the liquidation process and credit only to our customer whatever amount of fiat currency we obtain from the liquidation process. The commitment or obligation to credit our customer with the full amount of the fiat currency rests with Ripple Services Inc. and Tranglo is not responsible for the shortfall if Ripple Services Inc. is not providing enough XRP in our Slippage Pool. Prior to the disruption in the cryptocurrency markets in spring 2023, the ODL business represented approximately 35% of our monthly transaction processing volume. Thus, any failure of Ripple to properly fund the slippage pool or any disruption in the cryptocurrency markets causing a reduction in the use of the ODL funding mechanism could have a material adverse effect on our results of operations.

We are subject to risks associated with our Deed of Guarantee and the terms of thereof may contractually limit our ability to incur additional indebtedness.

Seamless has entered into a Deed of Guarantee with Regal Planet Limited and Kong King Ong Alexander, as guarantors, and Ripple Labs Singapore Pte. Ltd., pursuant to which Seamless will be a guarantor of GEA Limited, its wholly-owned subsidiary, in connection with the Master XRP Commitment to Sell Agreement and each Line of Credit Addendum related thereto, between Ripple Labs Singapore Pte Ltd. and GEA Limited. The amount guaranteed under such Deed of Guarantee is $28.1 million as of December 31, 2024. The current amounts outstanding can be declared immediately due and payable by Ripple Labs Singapore Pte. Ltd. and Ripple Labs Singapore Pte. Ltd. may make additional advances to GEA Limited from time to time pursuant to the Master XRP Commitment to Sell Agreement, which additional advances will also be guaranteed pursuant to the Deed of Guarantee. Seamless’ obligation with respect to the guarantee will terminate six months after the consummation of the Business Combination.

The Deed of Guarantee requires us to comply with certain financial and operational covenants, including maintaining a ratio of current assets to current liabilities of 0.86; a ratio of cash to current assets of 0.58; and a ratio of cash to current liabilities of 0.68. In addition, until terminated, the Deed of Guarantee restricts us from conducting any business which would materially affect our guarantee. As a result, we may be restricted in incurring additional indebtedness and will be required to maintain cash levels in a way that could negatively affect our business and results of operations.

We rely upon the Internet infrastructure, data center providers and telecommunications networks in the markets where we operate.

Our business depends on the performance and reliability of the Internet infrastructure and contracted data center providers in the markets where we operate. We may not have access to alternative networks or data servers in the event of disruptions or failures of, or other problems with, the relevant Internet infrastructure. In addition, the Internet infrastructure, especially in the emerging markets where we operate, may not support the demands associated with continued growth in Internet usage.

We rely on third parties in many aspects of our business, including, among others:

●	networks, banks, payment processors and payment gateways that link us to bank clearing networks to process transactions;

●	third parties that provide certain outsourced customer support and product development functions, which are critical to our operations; and

●	third parties that provide facilities, infrastructure, components and services, including data center facilities and cloud computing.

We use third-party data center providers for the storing of data related to our business. We do not control the operation of these facilities and rely on contracted agreements to govern their performance. The owners of the data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center providers is acquired by another party, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible lengthy service interruptions in connection with doing so. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our business could adversely affect our reputation and adversely affect the user experience. Interruptions in our services might reduce our revenue, subject us to potential liability, and materially and adversely affect our business.

We also rely on major telecommunication operators in the markets where we operate to provide us with data communications capacity primarily through local telecommunications lines and data centers to host our servers. We and our users may not have access to alternative services in the event of disruptions or failures of, or other problems with, the fixed telecommunications networks of these telecommunications operators, or if such operators otherwise fail to provide such services. Any unscheduled service interruption could disrupt our operations, damage our reputation and result in a decrease in our revenue. Furthermore, we have no control over the costs of the services provided by the telecommunications operators to us and our users. If the prices that we pay for telecommunications and Internet services rise significantly, our gross margins could be significantly reduced. In addition, if Internet access fees or other charges to Internet users increase, our user traffic may decrease, which in turn may cause our revenue to decline.

The third parties that we rely on to process transactions may fail or refuse to process transactions adequately. Any of the third parties we use may breach their agreements with us, refuse to renew these agreements on commercially reasonable terms, take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competing services. Financial or regulatory issues, labor issues, or other problems that prevent these third parties from providing services to us or our customers could harm our business. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in customer dissatisfaction, damage our reputation, and harm our business.

The digital wallet market in Asia is developing, and the expansion of our business depends on the continued growth of digital wallets, as well as increased availability, quality and usage of mobile devices and the Internet in Asia.

Our future revenues depend substantially on users’ widespread acceptance and use of mobile devices and the Internet as a way to transmit money and conduct commerce. Rapid growth in the use of mobile devices and the Internet (particularly as a way to transfer funds, provide and purchase products and services) is a relatively recent phenomenon in some of the jurisdictions in which we operate and we cannot assure you that the current level of acceptance and usage will continue or increase. Furthermore, if the penetration of mobile devices and Internet access in the less developed countries in which we operate do not increase quickly, it may limit our potential growth, particularly in regions with low levels of Internet quality and access and/or low levels of income.

Mobile devices penetration and Internet penetration in less developed countries in which we operate may never reach the levels seen in more developed countries due to factors that are beyond our control, including the lack of necessary network infrastructure, economic and political development, access to affordable mobile devices or delayed development of enabling technologies, performance improvements and security measures. The infrastructure for the Internet in such countries may not be able to support continued growth in the number of users, their frequency of use or their bandwidth requirements. Delays in telecommunication and infrastructure development or other technology shortfalls may impede improvements in Internet reliability in such countries. If telecommunications services are not sufficiently available to support the growth of the Internet in such countries, user response times could be slower, which would reduce Internet usage and potentially decrease our user base. We also cannot predict whether users in these developing countries will have easy access to affordable mobile devices, and the lack thereof may decrease mobile penetration which would limit the growth of our user base. In addition, even if mobile devices and the Internet penetration in such countries increase, this may not lead to growth in e-wallet transactions due to a number of factors, including lack of confidence from users in online security.

Furthermore, the rising price of Internet access and Internet-connected devices, such as personal computers, tablets, mobile phones and other portable devices, may limit our growth, particularly in countries or regions with low levels of income. Income levels in many countries in Southeast Asia are significantly lower than in the United States and other more developed countries, while prices of both portable devices and Internet access in certain countries in Southeast Asia are higher than those in more developed countries. Income levels in Southeast Asia may decline and device and access prices may increase in the future. Any of these factors could materially and adversely affect our ability to generate future revenues.

A significant change, material slowdown or complete disruption in international migration patterns could adversely affect our business, financial condition and results of operations.

Our money transfer business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, terrorism or epidemics) that make it more difficult for individuals to migrate or work abroad could adversely affect the need for money transfer transactions and growth rate. Sustained weakness in global economic conditions could reduce economic opportunities for migrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns are likely to reduce the number of our money transfer transactions and therefore have an adverse effect on our results of operations.

We may fail to attract, motivate and retain the key members of our management team or other experienced and capable employees.

Our future success is significantly dependent upon the continued service of our executives and other key employees. If we lose the services of any member of management or any key personnel, we may not be able to locate a suitable or qualified replacement and we may incur additional expenses to recruit and train a replacement, which could severely disrupt our business and growth.

To maintain and grow our business, we will need to identify, hire, develop, motivate and retain highly skilled employees. Identifying, recruiting, training, integrating and retaining qualified individuals requires significant time, expense and attention. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. We may also be subject to local hiring restrictions in certain markets, particularly in connection with the hiring of foreign employees, which may affect the flexibility of our management team. If our management team, including any new hires that we make, fails to work together effectively and execute our plans and strategies, or if we are not able to recruit and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected and our business and growth prospects will be harmed.

Competition for highly skilled personnel is intense, particularly in Southeast Asia where most of our business operations are located. We may need to invest significant amounts of cash and equity to attract and retain new employees and we may not be able to realize returns on these investments.

An increase in the use of credit cards or bank transfers, or an increase in the use of digital currencies, as a means of payment in the markets in which we operate, may result in lower growth or a decline in the use of our services.

Many of our users do not readily have access to credit card or bank transfer services, or may be unwilling to use credit cards for electronic transactions over the Internet, and require alternative methods for payment for online products and services. A significant increase in the availability, acceptance and use of credit cards, bank transfer services or digital currencies for online payments by consumers in the markets in which we operate could adversely affect the growth of our business, our financial condition and results of operations.

Customer complaints or negative publicity about our customer service could reduce usage of our products and services.

Customer complaints or negative publicity about our customer service could severely diminish consumer confidence in and use of our products and services. Breaches of our customers’ privacy and our security measures could have the same effect. Measures we sometimes take to combat risks of fraud and breaches of privacy and security, such as freezing customer funds, can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities. Effective customer service requires significant expenses, which, if not managed properly, could impact our profitability significantly. Any inability by us to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.

We may not be able to protect our intellectual property rights.

We believe the protection of our intellectual property, including our trademarks, patents, copyrights, domain names, trade dress, and trade secrets, is critical to our success. We seek to protect our intellectual property rights by relying on applicable laws and regulations, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services, including confidentiality agreements with parties with whom we conduct business.

However, contractual arrangements and other steps we have taken to protect our intellectual property may not prevent third parties from infringing or misappropriating our intellectual property or deter independent development of equivalent or superior intellectual property rights by others. Trademark, copyright, patent, domain name, trade dress and trade secret protection are expensive to maintain and may require litigation. Protecting our intellectual property rights and other proprietary rights is expensive and time-consuming and may not be successful in every jurisdiction. Also, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We have licensed certain of our proprietary rights, such as trademarks or copyrighted material, to others in the past, and expect to do so in the future. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to protect or enforce our intellectual property rights adequately, or significant costs incurred in doing so, could materially harm our business. In addition, the laws of some jurisdictions in which we operate may only provide us with a limited or variable extent of protection in relation to software and intellectual property rights.

As the number of products in the software industry increases and the functionalities of these products further overlap, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. We may be required to enter into litigation to determine the validity and scope of the patents or other intellectual property rights of others. The ultimate outcome of any allegation is uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, require us to redesign our products, or require us to pay substantial amounts to satisfy judgments or settle claims or lawsuits or to pay substantial royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary licenses or other rights, or litigation or claims arising out of intellectual property matters, may materially and adversely affect our business.

Our quarterly and annual results of operations and operating metrics fluctuate significantly and are unpredictable and subject to seasonality, which could result in the trading price of our Ordinary Shares being unpredictable or declining.

Our quarterly and annual results of operations may vary significantly and are not necessarily an indication of future performance. These fluctuations may be due to a variety of factors, some of which are outside our control and may not fully reflect the underlying performance of our business. Our limited operating history combined with the rapidly evolving markets also contribute to these fluctuations. Fluctuations in quarterly and annual results may materially and adversely affect the predictability of our business and the price of our Ordinary Shares.

Factors that may cause fluctuations in our quarterly and annual financial results include our ability to attract and retain new partners, merchants and users; the timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure, as well as the success of those expansions and upgrades; the outcomes of legal proceedings and claims; our ability to maintain or increase revenue, gross margins, and operating margins; our ability to continue introducing new services and to continue convincing customers to adopt additional offerings; increases in and timing of expenses that we may incur to grow and expand our operations and to remain competitive; period-to-period volatility related to fraud and risk losses; system failures resulting in the inaccessibility of our products and services; changes in the regulatory environment, including with respect to security, privacy, or enforcement of laws and regulations by regulators, including fines, orders, or consent decrees; changes in global business or macroeconomic conditions; unusual weather conditions; and the other risks described in this Annual Report.

We may need additional capital but may not be able to obtain it on favorable terms or at all.

We may require additional cash capital resources in order to fund future growth and the development of our businesses, including expansion of our money transfer, airtime business and mobile payment businesses and any investments or acquisitions we may decide to pursue. If our cash resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of international capital and lending markets, governmental regulations over foreign investment and the money transfer and digital financial services industries. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, could severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. Moreover, any issuance of equity or equity linked securities could result in significant dilution to our existing shareholders.

We have limited business insurance coverage.

Insurance products currently available in Asia are not as extensive as those offered in more developed regions. Consistent with customary industry practice in Asia, our business insurance is limited and we do not carry business interruption insurance to cover our operations. We have determined that the costs of insuring for related risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured damage to our platforms, technology infrastructures or disruption of our business operations could require us to incur substantial costs and divert our resources, which could have an adverse effect on our business, financial condition and results of operations.

We are subject to risks related to litigation, including intellectual property claims, consumer protection actions and regulatory disputes. Legal proceedings against us could harm our reputation and have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be, and in some instances have been, subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, and other proceedings involving intellectual property, consumer protection, privacy, labor and employment, immigration, import and export practices, competition, accessibility, securities, tax, marketing and communications practices, commercial disputes, and other matters.

We expect that the number and significance of our legal disputes and inquiries will increase as we grow larger, as our business expands in scope and geographic reach, and as our products and services increase in complexity.

Becoming a public company will raise our public profile, which may result in increased litigation. In addition, some of the laws and regulations affecting the Internet, mobile commerce, payment processing, business financing, and employment did not anticipate businesses like ours, and many of the laws and regulations affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. In the future, we may also be accused of having, or be found to have, infringed or violated third-party intellectual property rights.

Regardless of the outcome, legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Claimants may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. Furthermore, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may have to seek a license to continue practices found to be in violation of a third party’s rights. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of infringing technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or pay substantial amounts to the other party and could materially and adversely affect our business.

In addition, the laws and regulations in many jurisdictions in Southeast Asia, including Indonesia, place restrictions on foreign investment in and ownership of entities engaged in a number of business activities. For example, in Indonesia, direct and indirect foreign investment in e-money businesses is capped at 49%. If WalletKu wishes to continue growing its business with a floating fund exceeding IDR1,000,000,000 (approximately US $68,205), it may be required to restructure its ownership structure prior to submitting the application for an e-money license to Bank Indonesia in the future. The restructuring of WalletKu, if required, may impact our ability to consolidate our operations in Indonesia, and we may face uncertainties with our future Indonesian partner, who could potentially have a majority share in WalletKu and effectively control the business. Further, under Indonesian laws and regulations, any agreements containing statements by Indonesian shareholders that they hold shares in an Indonesian company for the benefit of a foreign beneficiary may be rendered void. Currently WalletKu relies on a business partner, PT E2Pay Global Utama, to provide e-money services in Indonesia, and has no plans to submit an application for an e-money license there. If we are unable to successfully manage our expansion into the Indonesian e-money business, WalletKu’s future growth and business development in Indonesia may be materially and adversely effected.

On August 17, 2024, Ripple Markets APAC Pte. Ltd., the successor to Ripple Labs Singapore Pte. Ltd. (“RMA”), sent a default letter to GEA demanding payment totaling $27,257,540.64, and sent a demand letter to Seamless, as guarantor, for the full amount of the payment by August 19, 2024. On August 19, 2024, RMA filed a claim in Singapore naming Seamless and demanding that the defendants, jointly and severally, pay the demanded payment plus late payments and certain costs. Seamless has subsequently divested GEA, and is in the process of defending this legal claim in court. There is no judgment passed at this juncture by the court. Seamless is also attempting to negotiate with RMA on the settlement terms to resolve the legal dispute.

After giving effect to the divestiture of equity interests in certain entities at Closing (the “Divestitures”), Mr. Kong will continue to own a majority of the outstanding shares of Currenc and (i) TNG Asia, (ii) FNTI and (iii) GEA (“the Divested Entities”). As a result of these ownership interests, Currenc and the divested entities could be considered to be affiliates and creditors of the Divested Entities could seek to enforce liabilities of the Divested Entities against Currenc. There can be no assurance that a creditor of the Divested Entities would not successfully be able to hold Currenc liable for actions or debts of the Divested Entities, which could have a negative impact on our operations and financial condition.

On February 25, 2025, the company has received a notice of legal action from the promissory note holder, D Boral Capital LLC, formerly known as EF Hutton LLC. The complaint demands repayment from the Company of the promissory note amount of $5,700,000, plus contractual default interest of $97,000. The demand amount has already been fully accrued on the financial statements as of December 31, 2024. The Company has engaged legal counsel to resolve this matter.

An occurrence of a natural disaster, widespread health epidemic or other outbreaks could seriously harm our business, financial condition and results of operations.

Natural disasters, such as fires or floods, the outbreak of a widespread health epidemic, or other events, such as wars, acts of terrorism, political events, environmental accidents, power shortages or communication interruptions could seriously harm our business. The occurrence of a disaster or similar event could materially disrupt our business and operations. These events could also cause us to close our operating facilities temporarily, which would severely disrupt our operations and have a material adverse effect on our business, financial condition and results of operations. In addition, our revenue could be significantly reduced to the extent that a natural disaster, health epidemic or other major event harms the economies of Southeast Asia or any other jurisdictions where we may operate. Our operations could also be severely disrupted if our consumers, merchants or other participants were affected by natural disasters, health epidemics or other major events.

Changes in tax laws, tax incentives, benefits or differing interpretations of tax laws may harm our results of operations.

Changes in tax laws, regulations, related interpretations and tax accounting standards in Southeast Asia or the Cayman Islands may result in a higher tax rate on our earnings, which may significantly reduce our profits and cash flows from operations. In addition, our results of operations and financial condition may decline if certain tax incentives are not retained or renewed. Tax rules in jurisdictions we operate, particularly at the local level, can change without notice. We may not always be aware of all such changes that affect our business and we may therefore fail to pay the applicable taxes or otherwise comply with tax regulations, which may result in additional tax assessments and penalties for our company.

We are a holding company and do not have any material assets other than the shares of our subsidiaries and any change in our ability to repatriate dividends or other payments from our subsidiaries could materially adversely affect us.

We are a Cayman Islands exempted company with limited liability. Our material assets are our direct and indirect equity interests in our subsidiaries, particularly Tranglo and WalletKu. We are, therefore, dependent upon payments, dividends and distributions from our subsidiaries for funds to pay our operating and other expenses and to pay future cash dividends or distributions, if any, to holders of our Ordinary Shares, and we may have tax costs in connection with any dividend or distribution. Furthermore, exchange rate fluctuations will affect the U.S. Dollar value of any distributions our subsidiaries make with respect to our equity interests in those subsidiaries. See “-Risks Related to Investments Outside of the United States-Fluctuations in foreign currency exchange rates will affect our financial results, which we report in U.S. Dollars.” In addition, since we rely principally on dividends and other payments from our subsidiaries for our cash requirements, any restrictions on such dividends or other payments in the jurisdictions we operate could materially and adversely affect our liquidity, financial condition and results of operations.

We may cease to benefit from assets and licenses held by our subsidiaries that are critical to the operations of our business if our subsidiaries were to declare bankruptcy or become subject to dissolution or liquidation proceedings.

Our future success is significantly dependent upon the continued service of our executives and we do not have priority pledges and liens against the assets of our subsidiaries. If our subsidiaries undergo involuntary liquidation proceedings, third-party creditors may claim rights to some or all of their assets and we may not have priority against such third-party creditors on the assets and licenses of our subsidiaries. If our subsidiaries liquidate, we may take part in the liquidation procedures as a general creditor under the relevant statute or legal framework and recover any outstanding liabilities owed by our subsidiaries.

Developments and the perceptions of risks in other countries, including other emerging markets, the United States and Europe, may harm economies in Southeast Asia and the price of securities of companies operating in Southeast Asia, including the price of our Ordinary Shares.

The market for securities issued by us is influenced by economic and market conditions in Southeast Asia and, to varying degrees, market conditions in other emerging markets, as well as the United States, Europe and other countries. To the extent the conditions of the global markets or economy deteriorate, our business in such markets may be harmed. The weakness in the global economy has been marked by, among other adverse factors, lower levels of consumer and corporate confidence, decreased business investment and consumer spending, increased unemployment, reduced income and asset values in many areas, reduction of global growth rates, currency volatility and limited availability of credit and access to capital. Developments or economic conditions in other emerging market countries have at times significantly affected the availability of credit to fintech companies.

Crises and political instability in other emerging market countries, the United States, Europe or other countries could decrease investor demand for our Ordinary Shares. The United Kingdom’s exit from the European Union, political developments there, on the European continent and in the United States, hostilities in Ukraine and elsewhere, including the Middle East, as well as potential crises and forms of political instability arising therefrom or any other unforeseen development, may harm our business and the price of our Ordinary Shares.

We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, that are subject to certain OFAC restrictions.

We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, are subject to certain OFAC restrictions. While we are not aware of any such circumstances, it is possible that our money transfer services or other services could be used to facilitate violations of U.S. law or regulations. Such circumstances could result in increased compliance costs, regulatory inquiries, suspension or revocation of required licenses or registrations, seizure or forfeiture of assets and the imposition of civil and criminal fees and penalties on our part. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could have a material adverse effect on our business, financial condition and results of operations.

Our user metrics and other estimates are subject to inherent challenges in measuring our operating performance.

We regularly review metrics, including the number of our merchants, partners and users and number of transactions, to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring how our platforms are used across large populations throughout Southeast Asia. For example, we believe that we cannot distinguish individual users who have multiple accounts. Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our applications when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such accounts.

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of our users were to occur, we may expend resources to implement business measures based on flawed metric or data, or fail to take proper actions to remedy an unfavorable trend. If partners or investors do not perceive our user, geographic, or other operating metrics to accurately represent our user base, or if we discover material inaccuracies in our user, geographic, or other operating metrics, our reputation may be seriously harmed.

Risks Related to Investments Outside of the United States

Changes in the economic, political or social conditions, government policies or regulatory developments in Asia could have a material adverse effect on our business and operations.

Some of our assets and operations are located in, and we derive substantially all of our revenue from Southeast Asia and are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. Accordingly, our business, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in Southeast Asia generally. The Southeast Asian and global economy, markets and levels of consumer spending are influenced by many factors beyond our control, including consumer perception of current and future economic conditions, political uncertainty, employment levels, inflation or deflation, disposable income, interest rates, taxation and currency exchange rates. Furthermore, the Southeast Asia economy differs from most developed markets in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange, government policy on public order and allocation of resources. In some of the Southeast Asia markets, governments continue to play a significant role in regulating industry development by imposing industrial policies. Moreover, some local governments also exercise significant control over the economic growth and public order in their respective jurisdictions through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policies, and providing preferential treatment to particular industries or companies.

While the Southeast Asia economy, as a whole, has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in Southeast Asia, or in the policies of the governments or of the laws and regulations in each respective market could have a material adverse effect on the overall economic growth of Southeast Asia. Such developments could adversely affect our business and operating results, lead to reduction in demand for our products and services and adversely affect our competitive position. Many of the governments in Southeast Asia have implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over foreign capital investments or changes in tax regulations. Some Southeast Asia markets have historically experienced low growth in their GDP, significant inflation and/or shortages of foreign exchange. We are exposed to the risk of rental and other cost increases due to potential inflation in the markets in which we operate. While Seamless has been able to absorb these costs as recent global inflationary pressure increased sharply and then moderated slightly, because staff costs represent a significant portion of Seamless’ general expenses and are expected to continue to do so as Seamless expands its operations, higher labor rates may likely reduce Seamless’ profitability and impair its ability to capture market share through aggressive pricing. In the past, some of the governments in Southeast Asia have implemented certain measures, including interest rate adjustments, currency trading band adjustments and exchange rate controls, to control the pace of economic growth. These measures may lead to a decrease in economic activity in Southeast Asia, which may adversely affect our business, financial condition and results of operations.

In addition, some Southeast Asia markets have experienced, and may in the future experience, political and economic instabilities, which include but are not limited to strikes, demonstrations, protests, marches, coups d’état, guerilla activity, risks of war, terrorism, nationalism or other types of civil disorder, and regulatory changes such as nullification of contract, changes in interest rates or imposition of capital controls. These instabilities and any adverse changes in the socio-political or regulatory environment could increase our costs, increase our exposure to legal and business risks, disrupt our office operations or affect our ability to expand our user base.

Our revenue and net income may be materially and adversely affected by any economic slowdown in any regions of Southeast Asia as well as globally.

We derive substantially all of our revenue from Southeast Asia and are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. As a result, our revenue and net income could be impacted to a significant extent by economic conditions in Southeast Asia and globally. The Southeast Asia and global economy and markets are influenced by many factors beyond our control, including consumer perception of current and future economic conditions, political uncertainty, employment levels, inflation or deflation, real disposable income, interest rates, taxation and currency exchange rates.

Economic growth Southeast Asia has experienced a mild moderation in recent years, partially due to the slowdown of the Chinese economy since 2012, as well as the global COVID-19 pandemic, global volatility of energy and consumer prices, U.S. monetary policies and other markets, and other factors. Productivity growth in Southeast Asia has also slowed following the 2008 global financial crisis. Southeast Asia will have to cope with potential external and domestic risks to sustain its economic growth. An economic downturn, whether actual or perceived, a further decrease in economic growth rates or an otherwise uncertain economic outlook in Southeast Asia or any other market in which we may operate could have a material adverse effect on our business, financial condition and results of operations.

Uncertainties with respect to the legal system in certain markets in Southeast Asia could adversely affect us.

The legal systems in Southeast Asia vary significantly from jurisdiction to jurisdiction. Some jurisdictions have a civil law system based on written statutes and others are based on common law. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

Many of the markets in Southeast Asia have not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in such markets. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since local administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in many of the localities that we operate in. Moreover, local courts may have broad discretion to reject enforcement of foreign awards. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Each jurisdiction in Southeast Asia has enacted, and may enact or amend from time to time, laws and regulations governing mobile payment, money transfer, messages, applications, electronic documents and other content through the Internet. The relevant government authorities may prohibit the distribution of information through the Internet that they deem to be objectionable on various grounds, such as public interest or public security, or to otherwise be in violation of local laws and regulations. If any of the information disseminated through our platforms were deemed by any relevant government authorities to violate content restrictions, we would not be able to continue to display such content and could be subject to penalties, including confiscation of the property used in the non-compliant acts, removal of the infringing content, temporary or permanent blocks, administrative fines, suspension of business and revocation of required licenses, which could materially and adversely affect our business, financial condition and results of operations.

Furthermore, many of the legal systems in Southeast Asia are based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. There are other circumstances where key regulatory definitions are unclear, imprecise or missing, or where interpretations that are adopted by regulators are inconsistent with interpretations adopted by a court in analogous cases. As a result, we may not be aware of our violation of certain policies and rules until sometime after the violation. In addition, any administrative and court proceedings in Southeast Asia may be protracted, resulting in substantial costs and diversion of resources and management attention.

It is possible that a number of laws and regulations may be adopted or construed to apply to us in Southeast Asia and elsewhere that could restrict our industries. Scrutiny and regulation of the industries in which we operate may further increase, and we may be required to devote additional legal and other resources to address this regulation. For example, existing laws or new laws regarding the regulation of currency, money transfer, mobile payment, money laundering, banking institutions, unclaimed property, e-commerce, consumer and data protection and intermediary payments may be interpreted to adversely affect our business model as well as products and services. Changes in current laws or regulations or the imposition of new laws and regulations in Southeast Asia or elsewhere regarding our industries may slow the growth of our industries and adversely affect our financial position and results of operations.

It will be difficult to acquire jurisdiction and enforce liabilities against our assets based in some Southeast Asian jurisdictions.

Some of our assets are located in Southeast Asia and all of our executive officers and present directors reside outside the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or executive officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and executive officers under federal securities laws. After the completion of the Business Combination, the Chairman and CEO of Currenc will still be residing in Hong Kong. There is uncertainty as to whether the courts of the Hong Kong or the People’s Republic of China (“PRC”), respectively, would recognize or enforce judgments of U.S. courts against us or such directors predicated upon the civil liability provisions of the securities laws of the United States or any state. In addition, it is uncertain whether such Hong Kong or PRC courts would entertain original actions brought in the courts of the Hong Kong or the PRC, against us or such persons predicated upon the securities laws of the United States or any state. Other senior staff like the CFO of Currenc and the whole management team of Tranglo and WalletKu reside outside the United States. Management has been advised that Indonesia, Malaysia and many of the other jurisdictions where we operate do not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and some Southeast Asian jurisdictions, such as Indonesia, the Philippines and Malaysia, would permit effective enforcement of criminal penalties under the federal securities laws.

Because TNG Asia’s operations and GEA’s operations are in Hong Kong, a special administrative region of PRC, we might face a risk that the government of the PRC could intervene in or influence their operations at any time, which could result in a material change in TNG Asia’s operations and GEA’s operations and limit their ability to do business with Currenc which would reduce our revenues and could reduce the value of the Ordinary Shares.

Currently, the operation of TNG Asia and GEA are conducted in Hong Kong. Seamless was required to obtain the approval of the Hong Kong Monetary Authority for the divestiture of TNG Asia (which Seamless has previously obtained); however, none of Seamless, TNG Asia and GEA, or any of Seamless’ subsidiaries, are required to obtain any other permissions or approvals from any PRC authorities or regulators to operate their business. The PRC government, however, holds sovereign authority over Hong Kong and could choose in the future to: (1) exercise significant oversight and discretion over the conduct of TNG Asia’s and GEA’s business; and/or (2) intervene with or influence our operations as the government deems appropriate to further regulatory, political and societal goals. In the event that the Company inadvertently concluded that relevant permissions or approvals were not required or that the Company did not receive or maintain relevant permissions or approvals required, any action taken by the PRC government could significantly limit or completely hinder the operations of TNG Asia and GEA in Hong Kong and could cause the value of such businesses to significantly decline or be worthless. Should the PRC government choose to exercise additional influence or control over Hong Kong businesses like TNG Asia and GEA through the promulgation of new laws or regulations applicable to Hong Kong, the Company could be required to obtain more licenses, permits, approvals or certificates, and the Company’s business, financial condition and results of operations could be adversely affected. In addition, TNG Asia and GEA businesses, aggregate constitute 4.2% TPV, or 4.4% of remittance revenue to Tranglo’s remittance business for the year ended December 31, 2024, which amounts to approximately 1.8% of our total revenue. Post-Divestiture, based on the year ended December 31, 2024 operating results, the percentage of revenue generated in Hong Kong and the PRC represented approximately 5.6% of Currence’s total revenue, and any adverse action by the PRC could affect such revenues and materially affect our business and results of operations.

Further, Currenc does not consider itself a PRC operating entity or a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. Seamless’ only operations in Hong Kong are through TNG Asia and GEA, and it has no operations in mainland China. Following the divestiture of TNG Asia and GEA, which will occur prior to the consummation of the Business Combination, Currenc will not own or control any equity interest in any PRC company or operate any business in China, and Seamless did not, and Currenc will not, have 50% or more of its total assets, net assets, revenues or profits located or generated in China. As such, Seamless believes that the Trial Measures do not apply to the Business Combination.

However, applicable laws, regulations, or interpretations of PRC may change, and the relevant PRC government agencies could reach a different conclusion. If prior approval was required while Seamless inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require Currenc to obtain the approval in the future, it may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. These authorities may take actions that could have a material adverse effect upon its business, financial condition, results of operations, reputation and prospects, as well as the trading price of its securities. In addition, any changes in PRC law, regulations, or interpretations may severely affect its operations. Further, if Currenc is required by the Trial Measures to file with the CSRC, it cannot assure you that it will be able to complete such filings in a timely manner, or even at all.

Fluctuations in foreign currency exchange rates will affect our financial results, which we report in U.S. Dollars.

We operate in multiple jurisdictions, which exposes us to the effects of fluctuations in currency exchange rates. We earn revenue denominated in Indonesian Rupiah, Singapore Dollars, Malaysian Ringgit and U.S. Dollars, among other currencies. Fluctuations in the exchange rates between the various currencies that we use could result in expenses being higher and revenue being lower than would be the case if exchange rates were stable. We cannot assure you that movements in foreign currency exchange rates will not have a material adverse effect on our results of operations in future periods. We do not generally enter into hedging contracts to limit our exposure to fluctuations in the value of the currencies that our businesses use. We cannot assure you that central banks of the jurisdictions in which we operate will, or would be able to, intervene in the foreign exchange market in the future to achieve stabilization or other objectives, or that such intervention would be effective in achieving the intended objectives. Furthermore, the substantial majority of our revenue is denominated in emerging markets currencies. Because fluctuations in the value of emerging markets currencies are not necessarily correlated, there can be no assurance that our results of operations will not be adversely affected by such volatility.

Restrictions on currency exchange in certain countries may limit our ability to receive and use our revenue effectively.

A large majority of our revenue and expenses are denominated in Singapore Dollars, Malaysian Ringgit, United States Dollars and Indonesian Rupiah. If revenue denominated in Singapore Dollars, Malaysian Ringgit, United States Dollars and Indonesian Rupiah increase or expenses denominated in such currencies decrease in the future, we may need to convert a portion of our revenue into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of our Ordinary Shares. In Malaysia, residents are allowed to buy or sell Ringgit against foreign currency with, amongst others, a licensed onshore bank (other than a licensed international Islamic bank) on a spot basis. In Indonesia, a party wishing to convert Indonesian Rupiah to foreign currency exceeding certain thresholds is required to submit certain supporting documents to the bank handling the foreign exchange conversion, including the underlying transaction documents and a duly stamped statement confirming that the underlying transaction documents are valid and that the foreign currency will only be used to settle the relevant payment obligations. For conversions not exceeding the threshold, the person only needs to declare in a duly stamped letter that its aggregate foreign currency purchases have not exceeded the monthly threshold set forth in the Indonesian banking system. We cannot guarantee that we will be able to convert such local currencies into U.S. Dollars or other foreign currencies to pay dividends or for other purposes on a timely basis or at all.

The ability of our subsidiaries in certain countries to distribute dividends to us may be subject to restrictions under their respective laws.

We are a holding company, and our subsidiaries are located throughout Southeast Asia, including Malaysia, Indonesia and Singapore. Part of our primary internal sources of funds to meet our cash needs is our share of the dividends, if any, paid by our subsidiaries. The distribution of dividends to us from our Indonesian subsidiary, WalletKu, is subject to a requirement to maintain a general reserve of at least 20% of the paid up capital of the subsidiary. Although there are currently no foreign exchange control or other regulations which restrict the ability of our subsidiaries in Malaysia, Indonesia and Singapore to distribute dividends to us, the relevant regulations may change and the ability of these subsidiaries to distribute dividends to us may be restricted in the future.

You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we are an exempted company under Cayman Islands law.

We are an exempted company registered by way of continuation under the laws of the Cayman Islands. Our corporate affairs are governed by our memorandum and articles of association, the Companies Act (As Revised) of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against our directors, actions by our minority shareholders and the fiduciary duties of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from the common law of England, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of our shareholders and the fiduciary duties of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands have a less developed body of securities laws than the United States. Some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands. In addition, Cayman Island companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records (other than the memorandum and articles of association and any special resolutions passed by such companies, and the registers of mortgages and charges of such companies) or to obtain copies of lists of shareholders of these companies. Under Cayman Islands law, the names of our current directors can be obtained from a search conducted at the Registrar of Companies. Our directors have discretion under our post-offering memorandum and articles of association that will become effective immediately prior to completion of this offering to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests in the face of actions taken by our management, members of the board of directors or controlling shareholders than they would as public shareholders of a company incorporated in the United States. For a discussion of significant differences between the provisions of the Companies Law of the Cayman Islands and the laws applicable to companies incorporated in the United States and their shareholders, see “Description of Currenc Securities” and “Comparison of Corporate Governance and Shareholder Rights.”

Certain judgments obtained against us by our shareholders may not be enforceable.

We are a Cayman Islands exempted company and substantially all of our assets are located outside the United States. Substantially all of our current operations are conducted in Singapore, Malaysia and Indonesia. In addition, most of our current directors and officers are nationals and residents of countries other than the United States. Substantially all of the assets of these persons are located outside the United States. As a result, it may be difficult or impossible for you to effect service of process against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the Cayman Islands, Singapore, Malaysia and Indonesia may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As an exempted company registered by way of continuation in the Cayman Islands, we may be permitted to adopt certain home country practices in relation to corporate governance matters that differ significantly from the Nasdaq corporate governance listing standards. These practices may afford less protection to shareholders than they would enjoy if we complied fully with the Nasdaq corporate governance listing standards.

As a Cayman Islands exempted company listed on the Nasdaq, we are subject to Nasdaq corporate governance listing standards. However, Nasdaq rules permit a foreign private issuer to follow the corporate governance practices of its home country. Certain corporate governance practices in the Cayman Islands, which is our home country, may differ significantly from the Nasdaq corporate governance listing standards. After June 30, 2025, we qualify as a foreign private issuer. Currently, we do not plan to rely on home country practice with respect to our corporate governance after we complete this offering. To the extent we choose to follow home country practice in the future, our shareholders may be afforded less protection than they otherwise would enjoy under Nasdaq corporate governance listing standards applicable to U.S. domestic issuers.

Risks Related to the Government Regulation Regulatory Framework Applicable to Us

Our business is subject to extensive government regulation and oversight across various geographies and our status under these regulations may change.

We operate in a highly regulated industry that is rapidly evolving, which requires us to follow regulatory updates and act on a timely basis. We currently principally operate in Singapore, Malaysia and Indonesia, where our business and operations are subject to numerous governmental and industry regulators. Because the industries we operate in are relatively new in our markets, especially the money transfer, payment solutions and e-wallet services industries, the relevant laws and regulations, as well as their interpretations, are often unclear and evolving. Compliance with present or future regulation could be costly, and breaches or violations could expose us to substantial liability, force us to change our business practices or force us to cease offering our current services. Furthermore, regulators may require specific business continuity and disaster recovery plans and may conduct rigorous testing of such plans. Responding to such increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities. The implementation of new regulations or guidelines could require us to change the way we conduct our money service operator or other payment system operator services or the licenses that we require, incur new expenses or retain legal counsel or additional staff to ensure compliance with such regulations. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. See “Seamless’ Business-Regulation” for further details on applicable regulations.

We may fail to obtain, maintain or renew requisite licenses and approvals.

While we believe that we currently have all material licenses and approvals necessary to conduct our business, we may not be able to obtain all the licenses and approvals that may be deemed necessary to provide the products and services we plan to offer. Because the industries we operate in are relatively new in our markets, especially the money transfer services businesses, the relevant laws and regulations, as well as their interpretations, are often unclear and evolving. This can make it difficult to know which licenses and approvals are necessary, or the processes for obtaining them. For these same reasons, we also cannot be certain that we will be able to maintain the licenses and approvals that we have previously obtained, or that once they expire we will be able to renew them. We also believe that some of our business operations fall outside the scope of licensing requirements, or benefit from certain exemptions, making it not necessary to obtain certain licenses or approvals. We cannot be sure that our interpretations of the rules and their exemptions have always been or will be consistent with those of the local regulators.

As we expand our businesses, in particular our money service business, we may be required to obtain new licenses and will be subject to additional laws and regulations in the markets we plan to operate in.

If we fail to obtain, maintain or renew any required licenses or approvals or make any necessary filings or are found to require licenses or approvals that we believed were not necessary or we were exempted from obtaining, we may be subject to various penalties, such as confiscation of the revenue or assets that were generated through the unlicensed business activities, imposition of fines, suspension or cancelation of the applicable license, written reprimands, termination of third-party arrangements, suspension of business activities, criminal prosecution and the discontinuation or restriction of our operations. Any such penalties may disrupt our business operations and materially and adversely affect our business, financial condition and results of operations.

We are subject to anti-money laundering laws and regulations.

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. We have programs designed to comply with new and existing legal and regulatory requirements. However, any errors, failures, or delays in complying with federal, state or foreign anti-money laundering or counter-terrorist financing laws and regulations by us or our partners could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions, as well as reputational harm.

Regulators around the world have increased their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor international and domestic transactions. Regulators regularly re-examine thresholds of the number of transactions at which we must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. Costs associated with fines or enforcement actions, changes in compliance requirements, or limitations on our ability to grow our business could harm our business and any new requirements or changes to existing requirements could impose significant costs, result in delays to planned product and service improvements, make it more difficult for new customers to join our network and reduce the attractiveness of our products and services.

A former director of one of our subsidiaries was required to resign his position by a local regulator.

A former director and officer of a subsidiary was required by a regulator to resign his position as director and officer in that subsidiary for reasons relating to whether he was fit and proper to serve as director. While we do not anticipate the regulator’s actions having any direct effect on us or our operations as our subsidiary has not been subject to any warning or sanctions in relation to this incident, this incident and negative perceptions regarding it could negatively affect the brand names of our businesses and our reputation in our industry, could cause customers to switch to other service providers, and could cause potential and existing funding sources, customers, service providers and investors to decide to not enter into transactions, or associate, with us, which could have a negative impact on our business and results of operations.

Risks Related to Our Organization and Structure

Our management team may not successfully or efficiently manage its transition to being a public company.

As a public company, we have incurred new obligations relating to our reporting, procedures, and internal controls. These new obligations and attendant scrutiny will require investments of significant time and energy from our executives and could divert their attention away from the day-to-day management of our business, which in turn could adversely affect our financial condition or operating results.

The members of our management team have extensive experience leading complex organizations. However, they have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that specifically govern public companies.

We are an “emerging growth company,” and our reduced SEC reporting requirements may make our shares less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Business Combination, (b) in which we has total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of Holdco Shares held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we issued more than $1.0 billion in non-convertible debt during the prior three-year period. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, such as an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our shares less attractive as a result, there may be a less active, liquid and/or orderly trading market for our shares and the market price and trading volume of our shares may be more volatile and decline significantly.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

As a result of the consummation of the Business Combination, we face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements have and will require us to carry out activities we have not done previously. For example, we have created new board committees and will adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Currenc will incur significantly increased costs and devote substantial management time as a result of operating as a public company, particularly after it is no longer an “emerging growth company.”

After consummation of the Business Combination, Currenc will incur significant legal, accounting and other expenses that Seamless did not incur as a private company and INFINT did not incur as a blank check company. For example, it will be required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Currenc expects that compliance with these requirements with respect to Seamless’ business and operations will increase its legal and financial compliance costs and will make some activities more time consuming and costly. In addition, Currenc expects that its management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, it expects to incur significant expenses and devote substantial management effort towards ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Seamless is still in the process of compiling the system and processing documentation needed to comply with such requirements. Currenc may not be able to complete its evaluation, testing and any required remediation in a timely fashion. In that regard, Currenc anticipates that it will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

However, for as long as Currenc remains an “emerging growth company” as defined in the JOBS Act, it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Currenc expects to continue INFINT’s election to accept this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

After Currenc is no longer an “emerging growth company,” it expects to incur additional management time and cost to comply with the more stringent reporting requirements, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Currenc cannot predict or estimate the amount of additional costs it may incur as a result of becoming a public company or the timing of such costs.

We will need to improve our operational and financial systems to support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so will adversely affect our billing and reporting.

To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our manufacturing operations, customer billing and reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our customers, cause harm to our reputation and brand and could also result in errors in our financial and other reporting. We expect that complying with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These increased costs will increase our net loss and we cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

Our management has limited experience in operating a U.S.-listed public company.

Our management has limited experience in the management of a U.S.-listed public company. Our management team may not successfully or effectively manage our transition to a U.S.-listed public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the combined company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of U.S.-listed public companies. The development and implementation of the standards and controls necessary for the combined company to achieve the level of accounting standards required of a public company listed on a public exchange in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Currenc’s corporate actions will be substantially controlled by its chairman of the board, who will have the ability to exert significant influence over important corporate matters that require approval of shareholders, which may deprive you of an opportunity to receive a premium for your Ordinary Shares and materially reduce the value of your investment.

Alexander Kong, Currenc’s chairman of the board, beneficially owns approximately 58.89% of the issued and outstanding Ordinary Shares. As a result, he has substantial influence over our business, including significant corporate actions such as mergers, consolidations, sales of all or substantially all of its assets, election of directors and other significant corporate actions. He may take actions that are not in the best interest of Currenc’s other shareholders.

Following the completion of the Business Combination, after June 30, 2025, Currenc qualifies as a foreign private issuer within the meaning of the rules under the Exchange Act, and as such Currenc will be exempt from certain provisions applicable to United States domestic public companies.

Currenc qualifies as a foreign private issuer under the Exchange Act following the consummation of the Business Combination after June 30, 2025, because Mr. Kong, the Chairman will hold 58.9% of the outstanding Ordinary Shares, as such less than 50% of Currenc’s outstanding voting securities are held by U.S. residents. After June 30, 2025, Currenc is exempt from certain provisions of the securities rules and regulations in the United States that are applicable to U.S. domestic issuers, including: (1) the rules under the Exchange Act requiring the filing of quarterly reports on Form 10-Q or current reports on Form 8-K with the SEC; (2) the sections of the Exchange Act regulating the solicitation of proxies, consents, or authorizations in respect of a security registered under the Exchange Act; (3) the sections of the Exchange Act requiring insiders to file public reports of their share ownership and trading activities and liability for insiders who profit from trades made in a short period of time; and (4) the selective disclosure rules by issuers of material nonpublic information under Regulation FD.

As a foreign private issuer, Currenc will be required to file an annual report on Form 20-F within four months of the end of each fiscal year. In addition, Currenc intends to publish its results on a quarterly basis through press releases, distributed pursuant to the rules and regulations of NASDAQ. Press releases relating to financial results and material events will also be furnished to the SEC on Form 6-K. However, the information Currenc is required to file with or furnish to the SEC will be less extensive and less timely compared to that required to be filed with the SEC by U.S. domestic issuers. Accordingly, after the Business Combination, if you continue to hold Ordinary Shares and warrants (collectively, “Currenc securities”), you may receive less or different information about Currenc than you currently receive about INFINT or that you would receive about a U.S. domestic public company.

Even though Currenc qualifies as a foreign private issuer, Currenc could lose its status as a foreign private issuer under current SEC rules and regulations if more than 50% of the outstanding Ordinary Shares become directly or indirectly held of record by U.S. holders and any one of the following is true: (1) the majority of Currenc’s directors or officers are U.S. citizens or residents; (2) more than 50% of Currenc’s assets are located in the United States; or (3) Currenc’s business is administered principally in the United States. If Currenc loses its status as a foreign private issuer in the future, it will no longer be exempt from the rules described above and, among other things, will be required to file periodic reports and annual and quarterly financial statements as if it were a company incorporated in the United States. If this were to happen, Currenc would likely incur substantial costs in fulfilling these additional regulatory requirements and members of Currenc’s management would likely have to divert time and resources from other responsibilities to ensuring these additional regulatory requirements are fulfilled.

Currenc may be a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors who own Ordinary Shares following the completion of the Business Combination.

If Currenc is or becomes a PFIC, for U.S. federal income tax purposes for any taxable year during which a U.S. Holder (a beneficial owner of Ordinary Shares or warrants, who or that is, for U.S. federal income tax purposes, (i) an individual who is a citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized in or under the laws of the United States or any state thereof or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income tax regardless of its source, or (iv) a trust that (1) is subject to the primary supervision of a court within the United States and the control of one or more U.S. persons for all substantial decisions or (2) has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person) holds Ordinary Shares or warrants, certain adverse U.S. federal income tax consequences may apply to such U.S. Holder. The annual PFIC income and asset tests in respect of Currenc will be applied based on the assets and activities of the combined business. Whether Currenc is a PFIC for any taxable year is a factual determination that depends on, among other things, the composition of its income and assets, and the market value of its and its subsidiaries’ assets. Further, whether Currenc is treated as a PFIC for U.S. federal income tax purposes is a factual determination that must be made annually at the close of each taxable year and, thus, is subject to uncertainty. Accordingly, there can be no assurance that Currenc will not be treated as a PFIC for any taxable year.

If Currenc were treated as a PFIC, a U.S. Holder of Ordinary Shares or warrants may be subject to adverse U.S. federal income tax consequences, such as taxation at the highest marginal ordinary income tax rates on capital gains and on certain actual or deemed distributions, interest charges on certain taxes treated as deferred, and additional reporting requirements. Certain elections (including a “qualified electing fund” or a mark-to-market election) may be available to U.S. Holders of Ordinary Shares to mitigate some of the adverse tax consequences resulting from PFIC treatment, but U.S. Holders will not be able to make similar elections with respect to Currenc warrants.

The transfer of our Ordinary Shares may be subject to U.S. estate and generation-skipping transfer tax.

Because our Ordinary Shares will be treated as shares of a U.S. domestic corporation for U.S. federal income tax purposes, the U.S. estate and generation-skipping transfer tax rules generally may apply to a non-U.S. holder’s ownership and transfer of our Ordinary Shares.

Risks Related an Investment in of Our Securities

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Our warrants are not currently listed on a national securities exchange.

On November 28, 2023, NYSE notified INFINT and publicly announced that NYSE determined to commence proceedings to delist INFINT’s public warrants from NYSE and that trading in the INFINT’s warrants would be suspended immediately due to “abnormally low” trading price pursuant to Section 802.01D of the NYSE Listed Company Manual. Trading in the INFINT’s warrants was suspended immediately. Following the notice of delisting and suspension of trading of public warrants by the NYSE, the public warrants were delisted from the NYSE effective December 13, 2023. As a result, the public warrants may only be available for quotation on over-the-counter market, which may result in a limited ability to engage in transactions in the public warrants providing warrant holders with limited or no liquidity. The public warrant holders may be unable to sell their securities, unless a market can be fully developed and sustained.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our shares.

If we fail to satisfy Nasdaq’s continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our shares. Such a delisting would likely have a negative effect on the price of our shares and would impair your ability to sell or purchase our shares when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our shares to become listed again, stabilize the market price or improve the liquidity of our shares, prevent our shares from dropping below Nasdaq’s minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Ordinary Shares are “penny stock” which will require brokers trading in the Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of our Ordinary Shares may decline following the Business Combination.

The market price of our Ordinary Shares may decline following the Business Combination for a number of reasons including if:

●	investors react negatively to the prospects of our business;

●	the effect of the Business Combination on our business and prospects is not consistent with the expectations of financial or industry analysts; or

●	we do not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial or industry analysts.

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our Ordinary Shares or if our operating results do not meet their expectations, our Ordinary Shares price and trading volume could decline.

The trading market for our Ordinary Shares will depend in part on the research and reports that securities or industry analysts publish about us or our businesses. If no securities or industry analysts commence coverage of us, the trading price for our Ordinary Shares could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish unfavorable research about its businesses, or if our operating results do not meet analyst expectations, the trading price of our Ordinary Shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Ordinary Shares could decrease, which might cause our Ordinary Share price and trading volume to decline.

Our Ordinary Share price may decline and you could lose all or part of your investment as a result.

The trading price of our Ordinary Shares is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your Ordinary Shares at an attractive price due to a number of factors such as those listed in “Risks Related to Our Business, Industry, and Operations” and the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from our competitors;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	announcements of estimates by third parties of actual or anticipated changes in the size of our customer base or the level of customer engagement;

●	any significant change in our management;

●	changes in general economic or market conditions or trends in our industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	additional securities being sold or issued into the market by us or any of the existing shareholders or the anticipation of such sales, including if we issue shares to satisfy restricted stock unit related tax obligations or if existing shareholders sell shares into the market when applicable “lock-up” periods end;

●	investor perceptions of the investment opportunity associated with our Ordinary Shares relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the development and sustainability of an active trading market for our Ordinary Shares;

●	actions by institutional or activist shareholders;

●	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our Ordinary Shares, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Ordinary Shares is low. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on our Ordinary Shares for the foreseeable future, you may not receive any return on investment unless you sell your Ordinary Shares at a price greater than what you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on our Ordinary Shares will be at the sole discretion of our Board. Our Board may consider general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our Board may deem relevant. As a result, you may not receive any return on an investment in our Ordinary Shares unless you sell your Ordinary Shares for a price greater than that which you paid for it.

Our shareholders may experience dilution in the future.

The percentage of our Ordinary Shares owned by current shareholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, exercise of our warrants. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our Ordinary Shares.

Future sales, or the perception of future sales, by us or our shareholders in the public market could cause the market price for our Ordinary Shares to decline.

The sale of our Ordinary Shares in the public market, or the perception that such sales could occur, could harm the prevailing market price of our Ordinary Shares. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

In connection with the Business Combination, INFINT shareholders and Seamless shareholders, who own 64.01% of Currenc Ordinary Shares following the Business Combination, have agreed with us, subject to certain exceptions, not to lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase an option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any of the shares issued in connection with the Business Combination (the “Lock-up Shares”), enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares, or publicly disclose the intention to do any of the foregoing, whether any of these transactions are to be settled by delivery of any such shares or other securities, in cash, or otherwise, subject to limited exceptions, for a period beginning at the closing of the Business Combination and ending on the earlier of: (i) six months after the Closing and (ii) the date after the Closing on which Currenc consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of Currenc’s shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. In connection with the Closing, INFINT and Seamless waived lockup restrictions on 2,100,000 shares held by the Sponsor.

In addition, the Ordinary Shares reserved for future issuance under Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total number of shares equal to 4,636,091 have been reserved for future issuance under the Incentive Plan. We expect to file one or more registration statements on Form S-8 under the Securities Act to register Ordinary Shares or securities convertible into or exchangeable for Ordinary Shares issued pursuant to the Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, we may also issue its securities in connection with investments or acquisitions. The amount of Ordinary Shares issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding Ordinary Shares. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our shareholders.

There is no guarantee that the public warrants or private warrants will ever be in the money; they may expire worthless or the terms of warrants may be amended.

The exercise price for the public warrants and private warrants is $11.50 per ordinary share. There is no guarantee that the public warrants or private warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

In addition, our public warrants and private warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and INFINT. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any other change. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of Ordinary Shares purchasable upon exercise of a warrant.

Our Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against Currenc arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

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

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that we find favorable for disputes with Currenc, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Ordinary Shares equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise its redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Additionally, ninety (90) days after the warrants become exercisable, we may redeem all (but not less than all) of the outstanding warrants at $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption (during which time the holders may exercise their warrants prior to redemption for the number of shares set forth in the table under the section captioned “Description of Securities - Warrants - Redemption of Warrants - Redemption of Warrants for Ordinary Shares”) if the following conditions are satisfied: (i) the last reported sale prices of the Ordinary Shares equals or exceeds $18.00 per share (as may be adjusted for stock splits, stock dividends, reorganizations, recapitalizations or the like) on the trading day prior to the date of the notice; and (ii) there is an effective registration statement covering the issuance of Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given. In either case, redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

The future exercise of registration rights may adversely affect the market price of our Ordinary Shares.

Prior to Closing, we entered into a registration rights agreement that obligate us to register the Ordinary Shares received by certain significant former INFINT and Seamless shareholders as part of the Business Combination. The holders will have certain “piggy-back” registration rights with respect to registration statements filed following the Business Combination, subject to certain requirements and customary conditions. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Ordinary Shares.

We have filed a registration statement Form S-1 with the SEC on February 14, 2025 (Registration No. 333-284957) in order to facilitate registration of those sales. The registration of these securities will permit the public resale of such securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our securities.

There may be sales of a substantial amount of our Ordinary Shares after the Business Combination by current shareholders, and these sales could cause the price of our Ordinary Shares to fall.

Future sales of Currenc’s Ordinary Shares may cause the market price of its securities to drop significantly, even if its business is doing well.

Upon the effectiveness of this registration statements we are filing pursuant to the registration rights agreement, these parties may sell large amounts of our Ordinary Shares in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our Ordinary share price or putting significant downward pressure on the price of our Ordinary Shares.

Sales of substantial amounts of our Ordinary Shares in the public market after the Business Combination, or the perception that such sales will occur, could adversely affect the market price of our Ordinary Shares and make it difficult for us to raise funds through securities offerings in the future.

Future resales of our Ordinary Shares may cause the market price of our securities to drop significantly, even if our business is doing well.

In connection with the Business Combination, INFINT shareholders and Seamless shareholders, and certain of our officer and directors entered into a lock-up agreement pursuant to which they agreed, subject to certain exceptions, not to lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase an option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any of the shares issued in connection with the Business Combination (the “Lock-up Shares”), enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares, or publicly disclose the intention to do any of the foregoing, whether any of these transactions are to be settled by delivery of any such shares or other securities, in cash, or otherwise, subject to limited exceptions. Such restrictions began at Closing and end the earliest of: (a) six months from the Closing, (b) the date we consummate a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property.

The Sponsor is subject to a lock-up pursuant to a letter agreement, entered into at the time of the INFINT IPO, among INFINT, the Sponsor and the other parties thereto, pursuant to which the Sponsor is subject to a lock-up beginning on the Closing and end the earliest of: (a) nine months from the Closing, (b) the date we consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property and (c) the date on which the closing sale price of our Ordinary Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing after the Closing. In connection with the Closing, INFINT and Seamless waived lockup restrictions on 2,100,000 shares held by the Sponsor.

However, following the expiration of such lock-ups, the Sponsor and the holders of Lock-Up Shares will not be restricted from selling our Ordinary Shares held by them, other than by applicable securities laws. As such, sales of a substantial number of Ordinary Shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Ordinary Shares. In connection with the Closing, in order to meet Nasdaq unrestricted public float requirements, the parties agreed to waive lock-up restrictions on 2,100,000 shares held by the Sponsor.

The shares held by Sponsor and the Lock-Up Shareholders may be sold after the expiration of their applicable lock-up periods. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our Ordinary share price or the market price of our Ordinary Shares could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Our Warrants may not be exercised at all or may be exercised on a cashless basis and we may not receive any cash proceeds from the exercise of the Warrants.

The exercise price of the PIPE Warrants and other warrants may be higher than the prevailing market price of the underlying Ordinary Shares. The exercise price of the PIPE Warrants and other warrants is subject to market conditions and may not be advantageous if the prevailing market price of the underlying Ordinary Shares is lower than the exercise price. The cash proceeds associated with the exercise of PIPE Warrants and other warrants to purchase our Ordinary Shares are contingent upon our stock price. The value of our Ordinary Shares will fluctuate and may not align with the exercise price of the warrants at any given time. If the PIPE Warrants or other warrants are “out of the money,” meaning the exercise price is higher than the market price of our common stock, there is a high likelihood that the PIPE Warrant or other warrant holder may choose not to exercise its warrants. As a result, we may not receive any proceeds from the exercise of the PIPE Warrants and other warrants.

Furthermore, with regard to the PIPE Warrants and other warrants, it is possible that we may not receive cash upon their exercise since the PIPE Warrants and other warrants may be exercised on a cashless basis. A cashless exercise allows warrant holders to convert the warrants into shares of our Ordinary Shares without the need for a cash payment. Instead of paying cash upon exercise, the PIPE Warrant or other warrant holder would receive a reduced number of shares based on a predetermined formula. As a result, the number of shares issued through a cashless exercise will be lower than if the PIPE Warrants or other warrants were exercised on a cash basis, which could impact the cash proceeds we receive from the exercise of such warrants.

The Warrants may only be exercised for cash provided there is then an effective registration statement registering the Ordinary Shares issuable upon the exercise of such Warrants. In the event the Ordinary Shares underlying the PIPE Warrants are not registered within 12 months of the issuance of the PIPE Warrants, the holder has the option to cashless exercise each warrant for 0.8 Ordinary Shares, pursuant to an available exemption from registration under the Securities Act.

We may from time to time need additional financing to fund operations and to expand our business, including to pursue acquisitions and other strategic opportunities.

As a result of the Business Combination, we had a net cash outflow of approximately $2.4 million, consisting of approximately $0.8 million in net proceeds from the trust account (net of redemptions) and $1.75 million in net proceeds from the PIPE Offering, net of transaction costs related to the Business Combination and other costs paid at Closing of approximately $4.9 million.

We intend to fund our current working capital needs in the ordinary course of business and to continue to expand our business with our existing cash and cash equivalents, and cash flows from operating activities. However, we may from time to time need additional financing to fund operations and to expand our business. We may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities. If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that any such financing or funding would be available to us on acceptable terms or at all. Sales of securities registered could lower the market price of our Ordinary Shares and warrants. We do not believe this would harm our chances of raising capital, but could affect the sale price and number of securities we need to issue.

There is no assurance that the holders of the PIPE Warrants will elect to exercise any or all of the warrants, which could impact our liquidity position. To the extent that the PIPE Warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease. We believe the likelihood that a PIPE Warrant holder will exercise its warrants, and therefore the amount of cash proceeds that we would receive is, among other things, dependent upon the market price of our Ordinary Shares. If the market price for our Ordinary Shares is less than the applicable exercise price of $11.50, subject to adjustment as described herein, we believe such holder will be unlikely to exercise its PIPE Warrants.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Assessment

We have developed policies and processes for assessing, identifying, and managing material risk from cybersecurity threats informed by industry-recognized standards. We have integrated these processes into our overall risk management systems and programs. Our cybersecurity program includes, among other things: procedures to assess material risk from cybersecurity threats, protocols to monitor any potential unauthorized access to, or conducted through, our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein, mechanisms to safeguard network infrastructure, mandatory employee training on information security, and assessing the sufficiency of existing policies, procedures, systems, controls and other safeguards in place to manage such risks. As part of our risk management process, we have engaged and expect to continue to engage third party experts to help identify and assess risks from cybersecurity threats. Our risk management process is also designed to address cybersecurity risks associated with our use of third-party service providers, and includes procedures such as reviewing security audits and controls of these providers during the onboarding process.

In connection with these risk assessments, we design, implement and maintain reasonable safeguards to minimize the identified risks and address identified gaps in existing safeguards, update existing safeguards as necessary and monitor the effectiveness of our safeguards.

As of December 31, 2024, we have not identified any risks from cybersecurity threats (including as a result of any previous cybersecurity incidents) that have materially affected our business strategy, our results of operations or our financial condition, but there can be no guarantee that we will not experience a cybersecurity incident in the future. We can give no assurance that we have detected or protected against all cybersecurity threats or cybersecurity incidents.

For more information about the cybersecurity risks we face, see the risk factor entitled “Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss” in Item 1A - Risk Factors.

Governance

Our Board of Directors (the “Board”) has oversight responsibility over the Company’s strategy and risk management, including material risks related to cybersecurity threats. The Audit Committee of the Board (the “Audit Committee”) oversees the management of systemic risks, including cybersecurity, in accordance with its charter. The Audit Committee receives periodic reports from management concerning our significant cybersecurity threats and risks and the processes we have implemented to address them, and engages in discussions with management regarding the Company’s significant risk exposures and the measures implemented to monitor and control these risks. These discussions include a review of our cybersecurity-related risk assessment and risk management policies.

Management, in coordination with our information technology department, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Management, along with our information technology department, is responsible for approving budgets, approving cybersecurity processes, and reviewing cybersecurity assessments and other cybersecurity-related matters.

Our cybersecurity incident response and vulnerability management processes are designed to escalate cybersecurity incidents to members of management depending on the circumstances. Our information technology department works with management, to help mitigate and remediate cybersecurity incidents of which they are notified.

Item 2. Properties

Our corporate headquarters is located at 410 North Bridge Road, SPACES City Hall, Singapore, which is under a lease that expires in September 2025. We also have offices in Kuala Lumpur consisting of 14,096 square feet of space in the same building under a lease that expires in October 2026. We have offices in several other locations and believe our facilities are sufficient for our current needs.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that other than as disclosed herein, there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

On August 17, 2024, Ripple Markets APAC Pte. Ltd., the successor to Ripple Labs Singapore Pte. Ltd. (“RMA”), sent a default letter to GEA demanding payment totaling $27,257,540.64, and sent a demand letter to Seamless, as guarantor, for the full amount of the payment by August 19, 2024. On August 19, 2024, RMA filed a claim in Singapore naming Seamless and demanding that the defendants, jointly and severally, pay the demanded payment plus late payments and certain costs. Seamless has subsequently divested GEA and is in the process of defending this legal claim in court. There is no judgment passed at this juncture by the court. Seamless is also attempting to negotiate with RMA on the settlement terms to resolve the legal dispute.

On February 25, 2025, the company received a notice of legal action from the promissory note holder, D Boral Capital LLC, formerly known as EF Hutton LLC. The complaint demands repayment from the Company of the promissory note amount of $5,700,000, plus contractual default interest of $97,000. The demand amount has been fully accrued on the financial statements as of December 31, 2024. We have engaged legal counsel to resolve this matter. We continue to monitor this matter closely and will update the assessment as additional information becomes available.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Ordinary Shares are listed on the Nasdaq Capital Market under the symbols “CURR.”

As of April 13, 2025, there were 38 holders of record of our Ordinary Shares.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date. The payment of cash dividends by us in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2024, we did not have any securities authorized for issuance under Currenc Group Inc. equity compensation plans. Our shareholders have approved the Currenc Group Inc. 2024 Equity Incentive Plan (the “Incentive Plan”). We have reserved a total of 4,636,091 Ordinary Shares for issuance pursuant to the Incentive Plan.

Recent Sales of Unregistered Securities

See “Use of Proceeds from the Initial Public Offering,” below.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

As previously reported, on November 18, 2021, the registration statement for the Company’s Initial Public Offering was declared effective. On November 23, 2021, the Company consummated its Initial Public Offering of 19,999,880 Units (the “Units” and, with respect to the Class A ordinary share included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $199,998,800, and incurring offering costs of $9,351,106 of which $5,999,964 was for deferred underwriting commissions (see Note 6). Each Unit consists of one Class A ordinary share of the Company and one-half of one redeemable warrant, where each whole warrant entitles the holder to purchase one Class A ordinary share. The Company granted the underwriter a 45-day option to purchase up to an additional 2,608,680 Units at the Initial Public Offering price to cover over-allotments, if any. Simultaneous with the close of the Initial Public Offering, the over-allotment option was exercised in full.

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

We did not issue any equity securities during the year ended December 31, 2024, that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K. As consideration for the Business Combination, Currenc issued 400,000 commitment shares to the private investment in public equity (“PIPE”) investor and an aggregate of 200,000 shares to vendors in connection with the Closing, issued promissory notes for approximately $5.7 million to EF Hutton LLC (“EF Hutton”), approximately $3.2 million to Greenberg Traurig LLP (“Greenberg Traurig”), and $603,623 to INFINT Capital LLC (the “Sponsor”), and warrants to purchase 136,110 ordinary shares in a private placement to a PIPE investor (the “PIPE Offering”), which raised $1.75 million in net proceeds. On September 27, 2024, the Company filed a registration statement with the SEC to register the issuances discussed herein.

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

Currenc is a leading operator of global money transfer services and airtime trading in Southeast Asia. Currenc’s mainstream business is its remittance business which facilitates users, in particular migrant workers, in different countries sending money from one country to another in a low cost and efficient manner. Another line of business is the airtime business which sells airtime to users in different countries worldwide, including retail users in Indonesia. Before merging with INFINT SPAC, Currenc operated the two different business lines through four main subsidiaries: Tranglo, WalletKu, TNG Asia and GEA. On July 30, 2024, Currenc divested GEA and on August 30, 2024, Currenc also disposed TNG Asia. Since then, Currenc operates the global remittance business only through Tranglo, which is one of the leading money remittance platforms in Southeast Asia. Tranglo provides business-to-business (“B2B”) remittance services for financial institutions and is considered as a upstream player of the remittance industry. Currenc also provides cross-border international airtime transfer services through Tranglo, acting as a switching platform provider for telecom airtime transfer and a wholesale reseller of foreign airtime. Currenc also runs WalletKu, which is an Indonesian airtime operator facing end users directly.

Tranglo is a leading global money transfer hub in Southeast Asia. Tranglo provides a single unified application programming interface for licensed banks and money service operators and acts as a one-stop settlement agent for cross-border money transfer, offering customers the ability to process payments globally. At December 31, 2024, Tranglo had more than 5,000 bank partners, 35 eWallets, 130,000 cash pick-up points, and 140 corporate clients for remittances, with a remittance network covering more than 100 countries. As for the full year period ended December 31, 2024, Tranglo processed around 11.4 million transactions with a total processing value of $5.14 billion, which represents a growth in volume by 3.6% as compared to 11.0 million transactions, and a growth in total processing value by 13.2% as compared to the total processing value of $4.54 billion for the full year period ended December 31, 2023. As for the full year period ended December 31, 2024, the top four sending countries/regions for Tranglo’s remittance business were UK, Hong Kong, Singapore and Korea, whereas the top four receiving countries were Philippines, Indonesia, Thailand and Vietnam.

The number of Tranglo unique users increased to 1,229,132 as of December 31, 2024 from 1,032,360 as of December 31, 2023. The number of average monthly unique sending accounts increased from 330,571 for the full year period ended December 31, 2023 to 355,997 for the full year period ended December 31, 2024.

Tranglo is also a global airtime transfer hub, offering cross-border airtime wholesale and transfer services. This line of business also targets migrant workers who could buy and transfer airtime back to their family members in their homeland. However, global airtime transfer business has much lower gross margin as compared to the remittance business, and it also requires higher working capital as there are account receivables in the trade. Moreover, as most South East Asian countries have widely developed their internet network, especially in countries like Indonesia, more Wifi connections are available to citizens and therefore, the demand of airtime transfer has been declining in the South East Asian countries like Indonesia and Malaysia. At December 31, 2024, Tranglo has partnered with more than 500 mobile operators that cover 150 countries and served more than 40 airtime corporate customers. As for the full year period ended December 31, 2024, Tranglo processed 4.15 million airtime transfer transactions with a total value of $9.3 million, representing a decrease of 23.8% in both volume and value as compared to 5.3 million transactions with a total value of $12.2 million for the full year period ended December 31, 2023. For the full year period ended December 31, 2024, the airtime unique user accounts decreased to 619,075, representing a decline of 26.4% as compared to 841,374 for the full year period ended December 31, 2023. The monthly average unique sending accounts also decreased to 135,058 for the full year period ended December 31, 2024, representing a decline of 22.8% as compared to 174,943 for the full year period ended December 31, 2023.

WalletKu is an independent electronic platform in Indonesia directly facing end users, and allows its customers to purchase airtime and conduct internet data top-up. WalletKu platform also allows users to conduct cash top-up, transfers, and utility or bill payments. WalletKu is also a participant in the Indosat Cluster Partnership for managing the marketing work of Indosat telecommunication and airtime products in two cluster areas in Indonesia. WalletKu served approximately 128,000 customers as of December 31, 2024, distributing airtime with a total value of $14.5 million for the full year period ended December 31, 2024.

TNG Asia operates an eWallet operation in Hong Kong, targeting the niche market of overseas workers, i.e., Philippine and Indonesian overseas domestic workers living in Hong Kong. TNG Asia generates 80-95% of its revenue by offering the money remittance services to these overseas workers. GEA is a remittance agent which mainly serves TNG Asia in remitting money to overseas countries. GEA provides a prefunding facility for TNG Asia and conducts foreign exchange (“Forex”) conversion for TNG Asia’s customers. GEA also provides currency conversion and remittance services for other clients and earns revenue via Forex spread markups. TNG Asia and GEA had been divested from Currenc since August 30, 2024 and July 30, 2024 respectively.

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

Pursuant to ASC 805-40, Reverse Acquisitions, for financial accounting and reporting purposes, Seamless was deemed the accounting acquirer with INFINT being treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization (the “Reverse Recapitalization”). Accordingly, the audited condensed consolidated financial statements of the Company represent a continuation of the financial statements of Seamless, with the Business Combination being treated as the equivalent of Seamless issuing stock for the net assets of INFINT, accompanied by a recapitalization. The net liabilities of INFINT were stated at historical cost, with no goodwill or other intangible assets recorded, and were consolidated with Seamless’ financial statements on the Closing Date. The number of Seamless common shares for all periods prior to the Closing Date have been retrospectively adjusted using the exchange ratio that was established in accordance with the Business Combination Agreement, after adjusting for the share repurchase.

See Note 3 to the consolidated financial statements, Reverse Recapitalization and Related Transactions, for additional information.

PIPE Offering

Simultaneous with the closing of the Business Combination, Currenc also completed a series of private financings, issuing a Convertible Note for $1.94 million, 400,000 commitment shares, and warrants to purchase 136,110 ordinary shares in a private placement to a PIPE investor (the “PIPE Offering”), which raised $1.75 million in net proceeds.

Major Factors Affecting Currenc’s Results of Operations

Currenc’s remittance services have benefited from continual growth in global migrant worker population, who have a strong demand for regular and small sizes of remittance to send money regularly to their homeland for their families’ livelihood. Given the average small size of remittance transactions, the transaction costs are of prime consideration to the users. Also, real-time remittance service is important to the users. With more usage of mobile devices and the increasing number of electronic wallets in Asia, the need for digital remittance has been increasing.

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

As the South East Asian market is getting saturated, Currenc’s results of operations and financial condition are affected by its ability to expand its market reach to other geographical regions like Middel East or Africa.

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

All along, Currenc serves only financial institutions and is a B2B remittance hub. In other words, Currenc is considered as the upstream player of the digital remittance industry. Being an upstream player, Currenc is under tremendous pricing pressure. In order to expand its profit margin, Currenc needs to go downstream and directly face retail customers. In other words, Currenc needs to develop B2C markets, especially in the Middle East market. This development, if successfully launched, will generate much higher profitability.

As for airtime business, Currenc will strive to expand its global airtime transfer coverage and telco partner network. The global airtime transfer business mainly serves migrant workers worldwide. As Malaysia-Indonesia is currently the key global airtime corridor for Tranglo which contributed 52.4% of Tranglo’s global airtime revenue for the full year period ended December 31, 2024, Tranglo’s global airtime business has been adversely affected by the changes. Currenc needs to broaden its network and diversify its user base to other Asian countries like Pakistan, Middle East countries like UAE, Saudi Arabia, and African countries like Egypt, in order to expand its global airtime business in the future. Currenc will also seek to expand the network and coverage of WalletKu and offer a wider range of products and services for retail customers in Indonesia.

Currenc’s ability to operate in a cost-effective manner

Currenc’s ability to control costs and expenses relating to its operations affects its profitability. The global remittance market is evolving rapidly and new entrants to the market have driven market competition. This has a long-term downward trend on the gross profit margin for the whole industry. In order to generate growing operating profits, players have to expand their market scope and scale, while on the other hand, control their operating costs. General and administrative expenses have historically represented the largest portion of Currenc’s total operating expenses. Therefore, most of the costs of Currenc are fixed costs which do not increase in tantum with the increase in business volume and digital remittance transactions processed. That means Currenc has a high operating leverage. As the business volume increases, the profitability of Currenc will increase even more.

Expansion into new markets and acquisitions

As part of Currenc’s strategy of expansion, it has in the past acquired, and may, from time to time, acquire businesses or interests in businesses, including non-controlling interests, form joint ventures or create strategic alliances. In the future, Currenc will strive to develop its B2C businesses in Middle East, focusing on various fintech and airtime trading services. Currenc will continually evaluate potential strategic acquisitions of businesses or products with the aim of expanding its user and revenue base, widening its geographic coverage and increasing its product range. In addition, Currenc’s ability to leverage its existing distribution network to expand its product offering across its current markets and replicate its success in Southeast Asian and Middle East countries where it operates will affect its growth and results of operations. It expects that its growth prospects will continue to be significantly affected by its ability to expand its business in new and existing markets.

Currenc’s new AI products and services

Currenc is to launch new AI products and services for financial institutions. Currenc has created SEAMLESS AI Lab which is the complete AI solution provider for financial institutions. We customize using AI functions to create trading platform, operating apps, marketing center & enquiry center for financial institutions. Also, through AI for Hire, we provide human resources and recruitment services for customers. This includes AI Agent services to address common OTC challenges such as customer onboarding or “KYC,” real-time customer support, transaction inquiries, price volatility, liquidity management, and fraud detection.

Currenc has secured a landmark contract with Coin Cove, an institution providing electronic banking services, to provide Coin Cove with comprehensive, AI-powered electronic banking solutions through SEAMLESS AI Lab, including a cutting-edge trading platform, trading and operating apps, customer inquiry and marketing centre, SEAMLESS AI Call Centre technology, training, compliance and risk management tools, website design and MasterCard issuance.

Currenc has crafted a comprehensive spot and futures trading environment for Coin Cove, supporting over 150 digital assets and 600 trading pairs alongside multi-asset collateral and settlement. The platform also offers large-volume trading with locked-in rates to eliminate slippage, customizable wallet solutions integrating with various blockchain ecosystems, and seamless 24/7 operations through plug-and-play APIs. Over 15 fiat currencies are supported, providing flexibility for traders worldwide.

Currenc will also provide Coin Cove with an AI call centre and compliance solutions designed to address common electronic banking challenges such as customer onboarding or “KYC,” real-time customer support, transaction inquiries, price volatility, liquidity management, and fraud detection.

SEAMLESS AI Lab’s “AI Staff for Hire” – Coin Cove will deploy Currenc’s pre-built, customizable AI Agents to perform staff training across customer service, operations, compliance, finance, and IT; assist human personnel, and deliver comprehensive reporting, monitoring and performance scoring.

Currenc is also helping Coin Cove and other financial institutions to set up or improving their platforms or infrastructures for developing or expanding their digital remittance and global airtime businesses, with an aim to recruit them to make use of Currenc’s remittance and airtime corridors. We believe that the new AI services could recruit new clients for Tranglo and generate significant synergy for Tranglo’s remittance and airtime businesses.

Currenc also plans to develop its AIDC (AI Data Center) business. Featuring a total planned capacity of 500MW, the 100-acre AIDC campus will be developed in phases. The campus will provide co-location and wholesale leasing solutions to hyperscalers, enterprise clients, and other data center users, catering to diverse needs and ensuring a robust tenant base.

Currenc plans to form an AI-focused investment fund in collaboration with ARC Group, a leading global investment bank. As the first of a series of initiatives, the fund aims to raise up to $100 million and will invest in AI data center (AIDC), green energy, and computing power development, driving AI innovation and digital transformation globally.

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

Full-year period Ended December 31, 2024 Compared to three-month period Ended December 31, 2023

	For the full-year period ended December 31,
	2024	2023
	$	$
	(dollars in thousands)
Revenue	46,435	53,755
Cost of revenue	(31,843)	(35,899)
Gross profit	14,592	17,356

Operating expenses
General and administrative and selling expenses	(41,968)	(24,002)
Total operating expenses	(41,968)	(24,002)
Finance income (costs)	(8,515)	(8,003)
Other income/(loss), net	(2,194)	840
Other expenses	(164)	(86)

Loss before income tax expense	(38,249)	(13,895)
Income tax expenses	(578)	(523)
Net loss	(38,827)	(14,418)

Non-GAAP Financial Figures:
EBITDA	(26,454)	(2,075)

(1)	To see how Currenc defines and calculates EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Revenue Analysis

For the full-year period ended December 31, 2024, Currenc’ revenue decreased by 12.9% to $46.4 million as compared to $53.3 million for the full-year period ended December 31, 2023. However, during the period, Currenc’s mainstream digital remittance contributed by Tranglo actually increased by 6.4%, from $17.1 million for the full-year period of 2023, to $18.2 million for the full-year period ended December 31, 2023. On the other hand, the remittance revenues contributed by TNG Asia and GEA declined sharply by 55.2%, from $9.6 million for the full-year period ended December 31, 2023, to $4.3 million for the full-year period ended December 31, 2024. Both TNG Asia and GEA had been divested in August 2024, and therefore, going forward, Currenc relies only Tranglo’s digital remittance business as its sole contributor of Currenc’s remittance revenue.

As Currenc divested TNG Asia and GEA in August 2024, for the full-year period ended December 31, 2024, the total revenue of Currenc after excluding the contribution of TNG Asia and GEA was $42.0 million. This represented a decline of 3.4% as compared to the same full year period of 2023, assuming that the contribution of TNG Asia and GEA was excluded as well. As can be seen, the decline was solely caused by the 23.8% decline in global airtime business.

Full-year period Ended December 31, 2024 Compared to full-year period Ended December 31, 2023

	For the full-year period ended December 31,
	2024	2023
	$	$
	(dollars in thousands)
Remittance revenue excluding TNG Asia & GEA	18,174	17,116

Global Airtime Revenue	9,336	12,188
Indonesian Airtime Revenue	14,505	14,211
Total Revenue excluding TNG Asia & GEA	42,015	43,515

Currenc’s international remittance hub’s business, i.e. Tranglo’s remittance business, has been continuously growing in the past few years. For the full-year period ended December 31, 2024, Tranglo processed 11.4 million remittance transactions with a total value of $5.14 billion, which compares to 11.0 million transactions and a total value of $4.54 billion for the full-year period ended December 31, 2023. However, Tranglo’s overall take rate decreased to 0.37% during the year 2024, of which 0.27% was the average transaction fee take rate, whereas 0.1% was the average forex spread take rate. For the full year of 2024, ODL remittance flows represented 4.5% of the TPV of Tranglo. This compared to the average total take rate of 0.43% for the year of 2023, of which 0.32% was the average transaction fee take rate and 0.11% was the average forex spread take rate. For the year of 2023, ODL remittance flows represented 10.5% of the TPV of Tranglo.

The global remittance market is evolving rapidly and market competition has been keen. This is especially the case for the upstream players who act as the remittance hub serving mainly financial institutions. Besides providing quality and reliable services, Tranglo needs to offer price competitive services in order to capture more market share and to secure the client relationship. With a bigger market share and higher TPV, Tranglo would then be able to expand its global coverage and establish new remittance corridors. Tranglo has been adopting an aggressive pricing strategy so as to become one of the most price competitive players in the market and succeeded in gaining continual strong growth in remittance volume, in form of TPV, as well as establishing a growing remittance network globally in the past years. However, this also led to a long-term declining trend on its average total take rates. This was especially the case after Tranglo launched the ODL services in 2021. Going forward, the management expects that Tranglo should focus on driving its remittance revenue instead of just aiming at higher TPV and business volume. The management expects that the downward trend in average take rates should slow down or come to a halt in the coming future.

The decline in revenue was also due to a drastic decline of 23.8% in global airtime revenue, from $12.2 million for the full year of 2023 to $9.3 million for the full year of 2024. As more and more free Wi-Fi is now made available to the people in many Southeast Asian countries, especially in Malaysia and Indonesia, there was a change in consumers’ behavior. In particular, the demand for Malaysia-Indonesia airtime transfers has been declining which led to a continual decline in Tranglo’s global airtime business in the year of 2024. Currenc does not expect a turn around on its global airtime business in the near future.

The Indonesian retail business recorded a slight increase of 2.1% to $14.5 million for the year 2024, as compared to $14.2 million for the year of 2023.

For the full-year period ended December 31, 2024, Currenc recorded a loss of $7.3 million as “Other income/(loss)”, of which $20.5 million was a recognized gain upon the divestiture of GEA, while at the same time, there were an impairment loss of $5.4 million for the goodwill of WalletKu, impairment loss of $9.5 million for the goodwill of Tranglo, impairment of Intangible assets of $5.6 million, and also an impairment loss of $3.2 million for the impairment of intercompany balance. For the full-year period ended December 31, 2023, Currenc recorded a gain of $0.84 million as “Other income”, of which Tranglo recorded a gain of $0.96 million as “Other gain” whereas TNG Asia recorded a loss of $0.12 million.

Cost of Revenue

For the full-year period ended December 31, 2024, Currenc cost of revenue was $31.8 million which was a decrease of 11.4% as compared to that of $35.9 million for the full-year period ended December 31, 2023. The direct costs for remittance revenue was $9.5 million for the year of 2024, which represented a decrease of 16.7% as compared to $11.4 million for the year of 2023. The decline was mainly due to a decline in the cost of revenue contributed by TNG Asia and GEA as the remittance business of these two entities declined substantially during the year. Both TNG Asia and GEA were divested in August 2024 and therefore, going forward, the direct costs for remittance revenue would only reflect the contribution of Tranglo alone.

As Currenc divested TNG Asia and GEA in August 2024, for the full-year period ended December 31, 2024, if excluding the direct costs contributed by TNG Asia and GEA, Currecnc total direct remittance costs was $6.9 million. This represented a decline of 4.2% as compared to the same full year period of 2023, assuming that the contribution of TNG Asia and GEA was excluded as well. For the full-year period ended December 31, 2024, the total direct costs of revenue after excluding the contributions of TNG Asia and GEA was $28.9 million. This compared to $31.4 million for the same full year period of 2023, represented a decline of 8%.

Full-year period Ended December 31, 2024 Compared to full-year period Ended December 31, 2023

	For the full-year period ended December 31,
	2024	2023
	$	$
	(dollars in thousands)
Remittance direct cost excluding TNG Asia & GEA	6,878	7,168

Global Airtime direct cost	8,089	10,744
Indonesian Airtime direct cost	13,910	13,463
Total direct cost excluding TNG Asia & GEA	28,877	31,375

Despite that the TPV for Tranglo increased by 13.2%, from $4.53 billion for the year of 2023 to $5.14 billion for the year of 2024, the direct costs of remittance revenue for Tranglo was $6.9 million for the full year of 2024, which represented a direct payout rate of 0.12%. This compared to the direct costs of $7.2 million for the full year of 2023, with a direct payout rate of 0.15%. As the global digital remittance business is under keen competition and price pressure, Tranglo needs to continue its efforts in controlling the costs in order to preserve its profitability.

The direct costs for global airtime revenue decreased substantially by 24.3% from $10.7 million to $8.1 million, which was in line with the 23.8% decline in global airtime revenue. The direct costs for Indonesian airtime revenue was $13.9 million, which was at relatively the same level as that of $13.5 million for the year 2023.

The amortization expense of Currenc was $0.96 million for the full year period ended December 31, 2024, as compared to $1.6 million for the full year period ended December 31, 2023. All the amortization expenses were related only to the amortization expense of TNG Asia.

Operating Expenses

Currenc’ operating expenses increased sharply from $24.0 million for the full-year period ended December 31, 2023, to $42.0 million for the full-year period ended December, 2024. The substantial increase was mainly due to an expense of $20.9 million in recognition of the incentive shares granted to the employee upon the completion of merging with INFINT SPAC, and also an expense of $1 million in recognition of shares granted to Roth for their services as the Capital Market Advisor.

As Currenc divested TNG Asia and GEA in August 2024, going forward its operating costs mainly reflects the operating costs of Tranglo, WalletKu and the headquarters only. For Tranglo, the operating cost for the year of 2024 was $12.9 million, representing an increase of 4.9% as compared to $12.3 million for the year 2023. This was in line with the increase in remittance volume processed by Tranglo during the year. As for WalletKu, the operating costs was $1.2 million for the year 2024, as compared to $1.5 million for the year of 2023. This was the result of stringent cost control of WalletKu’s business.

Currenc’ legal and professional costs decreased to $1.7 million for the full-year period ended December 31, 2024, from $4.7 million for the full-year period ended December 31, 2023. This was mainly due to the completion of merging with INFINT SPAC in August 2024, and therefore there was no need to continue to pay fees for the extension of INFINT SPAC and de-SPAC related legal and professional expenses.

Other income, net

For the full-year period ended December 31, 2024, Currenc recorded a loss of $2.2 million as “Other income/(loss)”, of which $20.5 million was a recognized gain upon the divestiture of GEA, while at the same time, there were an impairment loss of $5.4 million for the goodwill of WalletKu, impairment loss of $9.5 million for the goodwill of Tranglo, impairment of Intangible assets of $5.6 million, and also an impairment loss of $3.2 million for the impairment of intercompany balance.

Other expenses

Other expenses were immaterial for the full year of 2024.

Finance costs, net

Finance costs for the year ended December 31, 2024 were mainly represented by PIPE issuance cost of $2.5 million, convertible bond and loan interest of $3.2 million and interest to Ripple of $1.1 million for ODL prefunding purposes.

Finance costs in 2023 were mainly represented by convertible bond interest of $1.8 million, interest on loan converted from convertible bond of $1.8 million amortization for the debt discount on convertible bond of $0.8 million and interest to Ripple of $2.6 million for ODL prefunding purposes.

Income tax expenses

The effective tax rate of Tranglo for the year ended December 31, 2024 and 2023 was consistent with the statutory tax rate.

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

The table below presents a reconciliation of EBITDA to net loss, the most directly comparable GAAP financial measure, for the periods indicated.

	For the full-year period ended December 31,
	2024	2023
	$	$
	(dollars in thousands)
Net loss	(38,827)	(14,418)
Add:
Income tax expenses	578	523
Interest expenses, net	8,515	8,003
EBIT	(29,734)	(5,892)
Depreciation and amortization	3,280	3,817
EBITDA	(26,454)	(2,075)

The use of EBITDA has material limitations as an analytical tool, as EBITDA does not include all items that impact Currenc’ net loss for the period.

EBITDA analysis

For the full-year period ended December 31, 2024	Tranglo	WalletKu	TNG Asia and GEA	Headquarters and adjustments	Group Total
	(dollars in thousands)
Net income (loss)	2,215	(1,137)	(3,740)	(36,165)	(38,827)

Add:
Income tax expenses	535	413	-	(370)	578
Interest expense, net		27	1,762	6,726	8,515
EBIT	2,750	(697)	(1,978)	(29,809)	(29,734)
Depreciation and amortization	-	-	-	-	3,280
EBITDA	2,750	(697)	(1,978)	(29,809)	(26,454)

For the full-year period ended December 31, 2023	Tranglo	WalletKu	TNG Asia and GEA	Headquarters and adjustments	Group Total
	(dollars in thousands)
Net income (loss)	2,659	(837)	(4,835)	(11,405)	(14,418)

Add:
Income tax expenses	843	50	-	(370)	523
Interest expense, net	-		3,057	4,946	8,003
EBIT	3,502	(787)	(1,778)	(6,829)	(5,892)
Depreciation and amortization	-	-	-	-	3,817
EBITDA	3,502	(787)	(1,778)	(6,829)	(2,075)

For the full-year period ended December 31, 2023, Currenc had an EBIT loss of $5.9 million and an EBITDA loss of $2.1 million. For the full-year period ended December 31, 2024, the EBIT loss increased substantially to $29.7 million and the EBITDA loss was $26.5 million for the full-year period ended December 31, 2024. The sharp increase in EBIT and EBITDA losses in the year of 2024 was mainly due to the substantial increase in loss incurred by the headquarters. On the subsidiary level, Tranglo’s EBITDA profit was $2.75 million, which represented a decline of 21.4% as compared to $3.50 million for the year of 2023. For WalletKu, the EBITDA loss was $0.7 million for the year of 2024 which was 12.5% lower than $0.8 million for the year of 2023. For the two subsidiaries combined, i.e. Tranglo and WalletKu, the combined EBITDA profit was $2.05 million for the year 2024, which compared to $2.7 million EBITDA profit for the year of 2023 represented a decline of 24%. The decline was mainly attributable to the continual decline in revenue and profit for the global airtime transfer business of Tranglo.

As Currenc divested TNG Asia and GEA in August 2024, going forward, its operating results will largely reflect the combined operating results of Tranglo and WalletKu.

For the year of 2024, there was a substantial EBITDA loss of $29.8 million for the headquarters. This was contributed by 1.) The recognition of a non-cash item of $20.9 million expenses as the ESOS share incentive scheme for staff, which was effective upon the listing of Currenc; 2.) The recognition of a non-cash item of $1 million as shares granted to Roth for their services as the Capital Market Advisor; 3.) An impairment loss of $5.4 and $9.5 million on WalletKu and Tranglo goodwill; 4.) impairment loss on Intangible assets of $5.6 million; An impairment loss of intercompany balance of $3.2 million; 5.) The headquarters’ expenses were partially alleviated by a non-cash gain item of $20.5 million recognized as “Other Gain” due to the divestiture of GEA and TNG Asia.

As there is no business operation at the headquarters’ level, all expenses were mostly related to legal and professional fees, besides finance and interest expenses. In the past, most of the legal and professional fees were incurred due to the merging exercise with INFINT SPAC before August 2024. This included also the extension fees paid for the extension of INFINT SPAC before the completion of merging. As a result, for the year 2023, the legal and professional fees were $4.7 million. As the merging completed in August 2024, the legal and professional fees declined substantially to $1.7 million for the year 2024. Going forward, there will be no more legal and professional expenses in relation to the business combination and the management expects that the headquarters’ expenses would be lowered substantially and remain stable.

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

Going Concern

The accompanying audited consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2024, the Company had cash balances of $63.8 million, a working capital deficit of $57.9 million and net capital deficit $41.8 million. For the year ended December 31, 2024, the Company had a net loss of $38.8 million and net cash provided by operating activities of $3.5 million. Net cash used in investing activities was $0.6 million. These conditions cast substantial doubt about the Company’s ability to continue as a going concern.

While the Company believes that it will be able to grow the Company’s revenue base and control expenditures, there is no assurance that it will be able to achieve these goals. As a result, the Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed to finance the Company’s business development activities, general and administrative expenses and growth strategy. In addition, on February 10, 2025, the Company entered into the ELOC Purchase Agreement with a third party. Under the ELOC scheme, the company will have the capacity to issue additional shares and dispose in the market for extra liquidity.

Liquidity and Capital Resources

Cash Flows and Working Capital

Currenc’ principal sources of liquidity have been cash generated from operating activities. As of December 31, 2024 and December 31, 2023, it had $63.9 million and $59.0 million, respectively, in Cash and cash equivalents, Restricted cash and Escrow money receivable. Cash and cash equivalents, Restricted cash and Escrow money receivable include cash on hand and cash placed with banks or other financial institutions. As of December 31, 2024 and December 31, 2023, Currenc had $0.04 million and $5.4 million, respectively, in restricted cash.

Currenc believes that its current cash and cash equivalents, proceeds from additional equity and debt financing and its anticipated cash flows from operations will be sufficient to meet its anticipated cash needs, including its cash needs for working capital and capital expenditures, for at least the next 12 months.

The following table sets forth a summary of Currenc’ cash flows for the periods indicated:

	For the year ended December 31,
	2024	2023
	$	$
	(dollars in thousands)
Net cash used in by operating activities	3,450	(15,286)
Net cash used in by investing activities	(609)	1,445
Net cash provided by/(used in) financing activities	2,017	(1,198)
Net decrease in cash and cash equivalents	4,858	(15,039)
Cash and cash equivalents, restricted cash and escrow money receivable at beginning of the period/year	59,004	74,000
Cash and cash equivalents, restricted cash and escrow money receivable at end of the period/year	63,862	58,960

Operating Activities

Currenc had net cash provided by/(used in) operating activities of $3.5 million for the year ended December 31, 2024, mainly comprised of a net loss of $29.3 million, net-off by Non-cash impairment on Goodwill and receivables from related parties of $14.9 million and $3.2 million respectively, and cash inflow from net change in working capital of $18.9 million.

Seamless had net cash used in operating activities of $15.3 million in the year ended December 31, 2023, mainly comprised of a net loss of $14.4 million, increase in amount due from related companies of $5.3 million, decrease in accounts payable, accruals and other payables of $4.8 million and client money payable of $1.6 million, offset by decreases in prepayments, receivables and other assets of $2.5 million, increase in amounts due to related companies of $3.1 million depreciation of $0.8 million, amortization of $3.1 million, amortization of bond discount of $0.8 million.

Investing Activities

Net cash used in investing activities amounted to $0.6 million in the year ended December 31, 2024.

Net cash provided by investing activities amounted to $1.4 million in the year ended December 31, 2023.

Financing Activities

Net cash provided by financing activities amounted to $2 million in the year ended December 31, 2024, mainly comprised of proceeds from issuance of convertible bond of $1.75 million.

Net cash used by financing activities amounted to $1.2 million in the year ended December 31, 2023, primarily attributable to net repayment of borrowings of $1 million.

Capital Expenditures

Currenc’ capital expenditures are incurred primarily in connection with computer hardware and software. Its capital expenditures were $0.6 million and $0.3 million for the year ended December 31, 2024 and 2023, respectively.

Contractual Obligations

The following table sets forth Currenc’ contractual obligations as of December 31, 2024:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating lease commitments(1)	357	195	162	-	-
Convertible note	1,944	1,944	-	-	-
Convertible bonds	8,900	8,900	-	-	-
Borrowings	11,250	11,250	-	-	-
Total contractual obligations	22,451	22,289	162	-	-
Total interest payments(2)	1,542	1,504	38	-	-
Total contractual cash obligations	23,993	23,793	200	-	-

(1)	Currenc leased certain office and shop premises and computer peripherals under non-cancellable operating leases expiring in 2024. Payments under operating leases are expensed on a straight-line basis over the periods of the respective leases.

(2)	Interest payments are based on the existing borrowings and convertible bonds held by the consolidated subsidiaries. It is assumed that no further refinancing of existing loans takes place.

Off-Balance Sheet Commitments and Arrangements

Currenc was not a party to any financial guarantees or other commitments to guarantee the payment obligations of any third parties during 2023 and 2024. It has not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, it does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Currenc does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or engages in leasing, hedging or product development services with it.

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

Rescission of SAB 121 and Adoption of SAB 122

On January 23, 2025, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 122, which rescinds SAB No. 121. Under SAB 121, entities that safeguard crypto-assets for platform users were required to recognize a corresponding liability and asset for those obligations. SAB 122 eliminates this requirement and must be applied retrospectively for all periods presented.

The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted in any interim or annual financial statement period filed with the SEC on or after January 30, 2025. The Company has elected not to early adopt the guidance.

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

During the year ended December 31, 2024, the Company performed the annual assessment, determined that the goodwill associated with the Indonesian airtime and Tranglo remittance business was impaired, and recorded impairment charges of $14.9 million.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Ordinary Shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023, the Ordinary Shares subject to possible redemption in the amount of $83,523,112 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

As previously disclosed on Form 8-K filed with the SEC on October 25, 2024, on October 21, 2024, the Audit Committee (the “Audit Committee”) of our Board dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm.

The reports of Marcum on the Company’s consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2023 and 2022, and through October 21, 2024, there have been no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Marcum would have caused Marcum to make reference thereto in its reports on the consolidated financial statements for such years.

There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the two fiscal years ended December 31, 2023 and 2022, or in the subsequent period through October 21, 2024.

The Company provided Marcum with a copy of the disclosure it is making herein in response to Item 304(a) of Regulation S-K, and requested that Marcum furnish the Company with a copy of its letter addressed to the SEC, pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not Marcum agrees with the statements related to them made by the Company in this report. A copy of Marcum’s letter to the SEC dated October 24, 2024, is filed as Exhibit 16.1 to the Form 8-K.

On October 21, 2024, the Audit Committee of our Board approved the engagement of MRI Moores Rowland LLP (“MRI”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2024, effective October 21, 2024.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth, as of April 13, 2025, the name, age and position of each of our executive officers and directors.

Name	Age	Position
Alexander King Ong Kong	54	Executive Chairman of the Board and Director
Ronnie Ka Wah Hui	61	Chief Executive Officer
Eng Ho Ng	71	Director
Kevin Chen	46	Director
Eric Weinstein	70	Director

Background of Directors and Executive Officers

Executive Officers

Alexander King Ong KONG has served as the Executive Chairman and Director of Currenc since the Business Combination and previously served as the Executive Chairman and Director Seamless Group Inc. since January 2022. He was the founder and Chief Executive Officer of Seamless Group Inc. and has been a member of the Board since 2014. He is also the Chief Executive Officer of TNG (Asia) Limited, a company that offered fintech services from eWallet to cross-border money transfer. Mr. Kong is a serial entrepreneur with extensive experience in technology, e-Commerce, payment gateway and business solutions. He has a long track record of enterprise software development for some of the well-known conglomerates and insurance companies, (such as Manulife, AIA, FDW and ING) through his software company, SINO Dynamic Solutions Limited. Mr. Kong launched TNG (The Next Generation) Wallet in November 2015. TNG Wallet specialized in serving the unbanked and foreign domestic helpers by providing financial services that include electronic payment, P2P money transfer, real-time global remittance, global cash withdrawal, global bill payment, and global SIM card top-up. Over the years, the awards and accolades won by Mr. Kong and his companies include The InnoStars Award 2021, 2017 Deloitte Rising Star Hong Kong and 2017 Deloitte China Rising Star. Mr. Kong has a Bachelor of Science degree in Travel Industry Management from the University of Hawaii. He was also a member of the Financial Services Advisory Committee of Hong Kong Trade Development Council from May 2019 to March 2023.

Ronnie Ka Wah HUI has served as the Chief Executive Officer of Currenc since the Business Combination and previously served as Chief Executive Officer of Seamless Group Inc. since January 2022 and as the Group Financial Advisor since February 2020. Dr. Hui graduated from The University of Hong Kong with a Bachelor of Medicine and Bachelor of Surgery. He is a member of the Royal College of Physicians of the United Kingdom, a fellow member of the Hong Kong Academy of Medicine (Paediatrics) and a fellow member of the Hong Kong College of Peadiatricians. Dr. Hui has been practicing as a Specialist in Paediatrics in Hong Kong since 1987. Dr. Hui has been granted the CFA (Chartered Financial Analyst) Charterholder since 2004, and also obtained the degree of Master of Business Administration in 2007. Dr. Hui has extensive corporate executive and financial management experience in publicly listed corporations. He had served as a senior executive in Town Health International Investment Limited, Core Healthcare Investment Holdings Limited, Hanergy Thin Film Power Group Limited and Convoy Global Holdings Limited. In 2014, Dr Hui was recruited to join Town Health International Medical Group Limited, which is a Hong Kong listed healthcare conglomerate, as the Chief Executive Officer of the Group, from 2014 until 2020. Dr. Hui had also served as the independent director in several other Hong Kong listed companies, including CASH Financial Services Group, e2 Capital Group, Pricerite Group, Core Communication Group, Suncorp International Group and Winbox International Holdings Group. Dr. Hui was granted the Justice of the Peace by the Hong Kong SAR Government in 2007.

Directors

Eng Ho NG has served as a Director of Currenc since the Business Combination and previously served as a Director of Seamless Group Inc. since December 2018 and is currently the non-executive Chairman of ZWEEC Analytics Pte Ltd, a Singapore-based private company, specializing in computer vision technology solutions for the safeguarding of national water resources. He is also an Independent Director of FingerMotion Inc., a NASDAQ company involved in mobile payment and recharge platform solutions in China, and Almazing Pte Ltd, a Singapore-based retail analytics company. Mr. Ng has been an independent non-executive director of Seamless Group Inc. since December 2018 and TNG (Asia) Limited since September 2017. He had also served as independent director of a number of public listed companies in Singapore (Mencast Holdings Ltd, 2008 to 2013, and China Taisan Technology Group Holdings Ltd, 2017 to 2018) and on NASDAQ (Alvarion Inc., 2009 to 2012). Prior to this, Mr. Ng was the Executive Vice President (Operations) at Singapore Technologies Telemedia Pte Ltd, a wholly owned subsidiary of Temasek Holdings for five years. Mr. Ng also was the Managing Director of Keppel Telecommunications & Transportation Ltd (Keppel T&T), a company listed in the Singapore Exchange Ltd and a member of the Keppel group of companies. Mr. Ng had served as a career officer in the Singapore Armed Forces (SAF). He joined the SAF in 1973 and was sent on a scholarship to the United Kingdom to be trained as an officer, initially, at the Royal Military Academy, Sandhurst and subsequently, to the Royal Military College of Science, Shrivenham, where he graduated in 1977 with a Bachelor of Science (Hons) degree in Telecommunications System Engineering. Mr. Ng held the position of the Chief Signal Officer, prior to his departure in September 1990 to pursue a new career in the private sector.

Kevin Chen has served as a Director of Currenc since the Business Combination and previously served as a member of the Board of Directors and a founder of the Sponsor since November 2021. Mr. Chen has served as a Chairman and Chief Executive Officer of Edoc Acquisition Corporation (NASDAQ: ADOC), a SPAC focused on businesses in the North American and Asian-Pacific healthcare and healthcare provider sectors, since August of 2020 until its de-SPAC with Australian Oil Seeds Holdings Limited, an edible oil company, on March 2024 and has served as a director of Australian Oilseeds Holdings Limited since March 2024. Mr. Chen also has since February of 2019 served as a member of the board of directors of Horizon Global Access Fund, a segregate, Cayman Islands-based, portfolio of Flagship Healthcare Properties Fund, which is a leading U.S. Healthcare REIT. Mr. Chen has also acted as Chief Investment Officer and Chief Economist of Horizon Financial, a New York-based investment management firm that offers cross-border solutions for global clients, with a specialty in investment in U.S. healthcare facilities, since January of 2018. He is responsible for advising clients investing in healthcare facilities in the United States. In addition, Mr. Chen currently serves as a Manager of ACM Macro LLC, a registered investment advisor and affiliated entity of Horizon Financial Advisors LLC. He took this position in June 2017. From 2013 to 2017, Mr. Chen managed portfolios at several investment firms that were not registered with FINRA. From January of 2017 to June 2017, Mr. Chen acted as Chief Strategist at Hywin Capital Management, LLC. Mr. Chen was the Chief Investment Officer at Three Mountain Capital Management LP from August of 2013 until January of 2017. He has extensive experience with and has cultivated a broad network in investment management, particularly in the context of healthcare facilities. In his extensive business experience, Mr. Chen held essential positions such as co-founder and vice-chairman of the Absolute Return Investment Management Association of China, director of asset allocation at Morgan Stanley from August 2004 to August 2008, and manager at China Development Bank from September 1998 to August 2000. Mr. Chen has been a guest speaker at Harvard University, Fordham University, Pace University, and IESE Business School. He is a former member of the Adjunct Advisory Committee and former Interim Head of the Private Sector Concentration program of Master of Science in Global Affairs, New York University, and has been an adjunct professor in the Center for Global Affairs there since 2012. He received his PhD in Finance from the Financial Asset Management Engineering Center at University of Lausanne, Switzerland, an MBA in Finance from the Center for Economic Research, Tilburg University in the Netherlands, and a B.A. in Economics from the Renmin University of China in Beijing, China.

Eric Weinstein has served as a Director of Currenc since the Business Combination and previously served as the Chairman of the Board of INFINT from November 2021 until the Business Combination. Mr. Weinstein served as a Managing Director of JonesTrading from July 2022 until January 2023. Prior to that, Mr. Weinstein served as an Investment Manager at Eastmore Group since February 2018 where his responsibilities as a managing director included screening and overseeing investments. He has previously served as a Managing Director at Neuberger Berman from May 2009 to January 2018 where he was also the Chairman of Hedge Fund Solutions and a member of the Investment Risk Committee and Alternatives Investment Committee. Mr. Weinstein has over 30 years of experience at global financial services firms that include Neuberger Berman, Lehman Brothers Holdings Inc., Swiss Bank Corporation, and Morgan Stanley. At Lehman Brothers, Mr. Weinstein acted as a Chief Investment Officer of Lehman Brothers Alternative Investment Management and oversaw a pool of capital that exceeded $5 billion U.S. dollars. He has served as the co-manager of a private equity investment start-up which was focused on providing seed capital to start up investment firms. He has also served as a director to a number of investment funds. Mr. Weinstein has global experience managing investments and servicing clients in North America, South America, Europe, Asia, and Oceania. Mr. Weinstein received his MBA from the Wharton School at the University of Pennsylvania and a Bachelor of Arts in economics from Brandeis University.

All of Currenc’s executive officers and present directors reside outside the United States. Alexander King Ong Kong, the Chairman, and Ronnie Ka Wah Hui, the Chief Executive Officer, are located in Hong Kong. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those directors and officers located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors under United States securities laws. In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions. Therefore, recognition and enforcement in the PRC or Hong Kong of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. In addition, it is uncertain whether such Hong Kong or PRC courts would entertain original actions brought in the courts of the Hong Kong or the PRC, against us or such persons predicated upon the securities laws of the United States or any state.

Some of our assets are located in Southeast Asia and all of our executive officers and present directors reside outside the United States. In addition, post-Divestiture, based on the year ended December 31, 2024 operating results, the percentage of revenue generated in Hong Kong and the PRC represented approximately 6% of Currenc’s total revenue. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or executive officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and executive officers under federal securities laws. After the completion of the Business Combination, the Chairman and CEO of Currenc will still be residing in Hong Kong. There is uncertainty as to whether the courts of the Hong Kong or the PRC, respectively, would recognize or enforce judgments of U.S. courts against us or such directors predicated upon the civil liability provisions of the securities laws of the United States or any state. In addition, it is uncertain whether such Hong Kong or PRC courts would entertain original actions brought in the courts of the Hong Kong or the PRC, against us or such persons predicated upon the securities laws of the United States or any state. Other senior staff like the CFO of Currenc and the whole management team of Tranglo and WalletKu reside outside the United States. Management has been advised that Indonesia, Malaysia and many of the other jurisdictions where we operate do not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and some Southeast Asian jurisdictions, such as Indonesia, the Philippines and Malaysia, would permit effective enforcement of criminal penalties under the federal securities laws.

Board Composition

Our business and affairs are organized under the direction of our Board. The Board consists of four members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling, and direction to our management. The Board will meet on a regular basis and additionally as required.

In accordance with our Articles, our Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The directors are assigned to the following classes:

●	Class I consists of Eric Weinstein, whose term will expire at our 2025 annual meeting of shareholders;

●	Class II consists of Eng Ho Ng, whose term will expire at our 2026 annual meeting of shareholders; and

●	Class III consists of Alexander King Ong Kong and Kevin Chen, whose term will expire at our 2027 annual meeting of shareholders.

At each annual meeting of shareholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of our Board may have the effect of delaying or preventing changes in our control or management.

Director Independence

As a result of our Ordinary Shares being listed on the Nasdaq, we adhere to the listing rules of the Nasdaq in affirmatively determining whether a director is independent. Our Board has consulted, and will consult, with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Each of the directors other than Alexander King Ong Kong and Kevin Chen qualify as independent directors as defined under the listing rules of the Nasdaq, and our board consists of a majority of independent directors, as defined under the rules of the SEC and Nasdaq Listing Rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, the compensation committee, and the nominating and corporate governance committee, as discussed below.

Board Oversight of Risk

Our President and Chief Executive Officer and other executive officers will regularly report to the non-executive directors and the audit, the compensation and the nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. One of the key functions of our Board will be informed oversight of its risk management process. The Board does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, our Board will be responsible for monitoring and assessing strategic risk exposure and our audit committee will have the responsibility to consider and discuss the combined company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee will also monitor compliance with legal and regulatory requirements. Our compensation committee will also assess and monitor whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

Our Board has established an audit committee, a compensation committee, and a nominating and corporate governance committee. Our Board has adopted a written charter for each of these committees, which complies with the applicable requirements of current Nasdaq Listing Rules. Copies of the charters for each committee are available on the investor relations portion of Currenc’s website. The composition and function of each committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations.

Audit Committee

Eng Ho Ng (Chair) and Eric Weinstein are members of the audit committee. Our Board has determined that each of the members of the audit committee will be an “independent director” as defined by, and meet the other requirements of the Nasdaq Listing Rules applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act, including that each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and current employment. The audit committee will meet on at least a quarterly basis. Both the combined company’s independent registered public accounting firm and management intend to periodically meet privately with our audit committee.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing policies on risk assessment and risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Audit Committee Financial Expert

Our Board has determined that each member of the audit committee qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, our Board considered each members’ formal education, training, and previous experience in financial roles.

Compensation Committee

Eng Ho Ng (Chair) and Eric Weinstein are members of the compensation committee. Our Board has determined that each of the members is an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a compensation committee. The Board has determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfy the independence requirements of the Nasdaq. The compensation committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

Specific responsibilities of our compensation committee include:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of our other executive officers;

●	reviewing and recommending our Board the compensation of our directors;

●	reviewing our executive compensation policies and plans;

●	reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;

●	administering our incentive compensation equity-based incentive plans;

●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	if required, producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing and establishing general policies relating to compensation and benefits of our employees; and

●	reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Eng Ho Ng (Chair) and Eric Weinstein are members of the nominating and corporate governance committee. The Board determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a nominating committee. The nominating and corporate governance committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

Specific responsibilities of our nominating and corporate governance committee include:

●	identifying, evaluating and selecting, or recommending that our Board approve, nominees for election to our Board;

●	evaluating the performance of our Board and of individual directors;

●	reviewing developments in corporate governance practices;

●	evaluating the adequacy of our corporate governance practices and reporting;

●	reviewing management succession plans; and

●	developing and making recommendations to our Board regarding corporate governance guidelines and matters.

Code of Ethics

We expect to adopt a code of ethics that applies to all of our directors, officers and employees. A copy of our code of ethics will be available on our website. We also intend to disclose future amendments to, or waivers of, its code of ethics, as and to the extent required by SEC regulations, on its website.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee was at any time one of Currenc’s officers or employees. None of Currenc’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of our Board or compensation committee.

Shareholder and Interested Party Communications

Stockholders and interested parties may communicate with our Board, any committee chairperson or the non-management directors as a group by writing to the board or committee chairperson in care of Currenc Group Inc., 410 North Bridge Road, SPACES City Hall, Singapore. Each communication will be forwarded, depending on the subject matter, to the Board, the appropriate committee chairperson or all non-management directors.

Limitations of Liability and Indemnification of Directors and Officers

Our Articles contain provisions that limit the personal liability of our directors and officers to Currenc for loss or damages incurred by Currenc as a result of the carrying out of their functions, unless that liability arises through the actual fraud or willful default of such person. Pursuant to the Articles, no person shall be found to have committed actual fraud or willful default unless or until a court of competent jurisdiction shall have made a finding to that effect. Consequently, Currenc’s directors and officers will not be personally liable to Currenc for loss or damages incurred by Currenc as a result of the carrying out of their functions, unless a court of competent jurisdiction shall have made a finding to effect that liability has arisen through the actual fraud or willful default of such person.

In addition, Articles contain indemnification provisions entitling Currenc’s directors and officers to indemnification out of the assets of Currenc against any liability, action, proceeding, claim, demand, costs, damages or expenses, including legal expenses, whatsoever which they or any of them may incur as a result of any act or failure to act in carrying out their functions other than such liability (if any) that they may incur by reason of their own actual fraud or willful default.

We have purchased and intend to maintain director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to the company, including matters arising under the Securities Act.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceedings that may result in a claim for such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, executive officers or persons controlling the combined company, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our ordinary shares with the SEC by certain deadlines. Based on a review of Section 16 filings with respect to our Company made during or with respect to the preceding year, we are not aware of any late Section 16(a) filings.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, agents, and representatives that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

References to the “Company,” “Currenc,” “our,” “us” or “we” in the following section refer to Seamless Group Inc. prior to the Business Combination and to Currenc Group Inc. after giving effect to the Business Combination.

Executive Compensation

We are currently considered an “emerging growth Company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table, as well as limited narrative disclosures regarding executive compensation for our last two completed fiscal years and an Outstanding Equity Awards at Fiscal Year End Table for our last completed fiscal year. These reporting obligations extend only to the following “named executive officers,” who are the individuals who served as our principal executive officer and the next two most highly compensated executive officers at the end of the fiscal year 2023.

This section discusses material components of the executive compensation programs for the Company’s executive officers who area named in the “Summary Compensation Table” below. In 2024, Seamless’ “named executive officers” and their positions were as follows:

●	Alexander King Ong Kong, Chairman and former Chief Executive Officer;

●	Ronnie Ka Wah Hui, Chief Executive Officer and interim Chief Financial Officer

This discussion may contain forward-looking statements that are based on the Company’s current plans, considerations, expectations, and determinations regarding future compensation programs.

INFINT Director and Executive Officer Compensation

Prior to the Business Combination, none of INFINT’s directors or officers received any compensation for services rendered to INFINT. No compensation of any kind, including finder’s and consulting fees, were paid to the Sponsor, INFINT’s existing directors, officers or any of their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination. INFINT did not grant any share options, share appreciation rights, or any other equity or equity-based awards under long-term incentive plans to any of its directors or officers.

Summary Compensation Table

The following table contains information pertaining to the compensation of Currenc’s named executives for the years ending December 31, 2024 and 2023.

	Salary		Contract Income	RSUs	Stock Options	Bonus	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Alexander King Ong Kong, Chairman and former CEO	2024	$292,930	-	-	-	-	-	$292,930
	2023	$390,573	-	-	-	-	-	$390,573
Ronnie Ka Wah Hui, CEO and former CFO	2024	$41,274	$41,274	-	-	-	-	$41,274
	2023	$61,146	$61,146	-	-	-	-	$122,292
Hagay Ravid former CFO	2024	$260,461	$260,461	-	-	-	-	$260,461
	2023	$141,250	$141,250	-	-	-	-	$141,250

(1)	Under the prior 2018 Equity Incentive Plan, in January 2021, Mr. Kong was granted 100,436.18 RSUs, and Mr. Hui was granted 79,366.65 RSUs. The 2018 Equity Incentive Plan was terminated and replaced by the Seamless Incentive Plan. All previously awarded RSUs and options described above have been voided and replaced by new RSUs granted to relevant participants under the Seamless Incentive Plan. Under the Seamless Incentive Plan, in August 2022, Mr. Kong was granted 1,009,491 New Seamless Restricted Shares, and Mr. Hui was granted 432,632 New Seamless Restricted Shares. These Restricted Shares will vest over a two-year period after the consummation of the Business Combination. Specifically, one third of these Restricted Shares vested upon the consummation of the Business Combination, one third will vest on the first anniversary year of the Business Combination, and one third will vest on the second anniversary year of the Business Combination. These newly awarded shares have already replaced and covered the employees’ interests under the prior 2018 Equity Incentive Plan.

Narrative to the Summary Compensation Table

Currenc Employment Agreements

Currenc plans to enter into employment agreements with Ronnie Ka Wah Hui (Chief Executive Officer) and Alexander King Ong Kong (Chairman), and Seamless has an existing employment agreement with Hagay Ravid (Chief Financial Officer), (each an “Employment Agreement, and collectively, the “Employment Agreements”). On December 27, 2024, Haggai Ravid notified us of his resignation as the Company’s Chief Financial Officer, effective December 31, 2024, Mr. Ravid’s resignation did not result from a disagreement with the Company or the board of directors with respect to accounting.

In connection with Mr. Ravid’s resignation, the Company and Mr. Ravid entered into a Cooperation Agreement, dated December 27, 2024 (the “Cooperation Agreement”). Pursuant to the terms of the Cooperation Agreement, the Company will (i) provide to Mr. Ravid a lump sum payment representing Mr. Ravid’s final salary for the period worked through December 31, 2024 and (ii) grant 22,222 ordinary shares of the Company, par value $0.0001 per share, in lieu of any other payments or vesting of restricted ordinary shares pursuant to Mr. Ravid’s Employment Agreement with the Company. Mr. Ravid also agreed to waive reimbursement for outstanding business-related expenses in the amount of $20,000.

The Company’s CEO, Mr. Ronnie Ka Wah Hui, will serve as the Company’s Chief Financial Officer on an interim basis until the Company has found a replacement for Mr. Ravid.

The Employment Agreements are expected to provide for a base salary of $300,000 for each of Mr. Hui and Mr. Kong, and any possible annual performance bonuses and equity grants under the Incentive Plan are to be determined by Currenc’s compensation committee.

Executive Employment Agreements of New Seamless

Alexander King Ong Kong

Mr. Kong entered into an employment agreement on June 1, 2018 to serve TNG (Asia) Limited, a former wholly owned subsidiary of Seamless (“TNG Asia”), as Chief Executive Officer. The employment agreement provided Mr. Kong with a monthly salary of HK$200,000. Mr. Kong’s monthly salary was increased to HK$220,000 effective April 2019, to HK$236,900 effective January 1, 2021, and to HDK255,500 effective January 1, 2023, pursuant to that certain salary adjustment letter dated March 1, 2023. TNG Asia has been divested (as described below).

Quantification of Potential Payments and Benefits to the Executive Officer of Seamless in Connection with the Business Combination

The information set forth in the table below is intended to comply with Item 402(t) of the SEC’s Regulation S-K, which requires disclosure of information about certain compensation for the chief executive officer and other executives of Seamless that is based on, or otherwise relates to, the transactions contemplated by the Business Combination, which is referred to as the purchase-related compensation.

			Pension/	Perquisites/	Tax
	Cash	Equity	NQDC	Benefits	Reimbursements	Other	Total
Name	($)	($)	($)	($)	($)	($)(1)	($)
Alexander King Ong Kong	$300,000	-	-	-	-	-	-

(1)	In connection with the Business Combination, no outstanding Seamless options or warrants (whether vested or unvested) were assumed, continued or replaced by the Surviving Company.

Ronnie Ka Wah Hui

Mr. Hui entered into a service agreement with TNG FinTech Group (HK), now known as Dynamic FinTech Group (HK) Limited and a former wholly owned subsidiary of Seamless (“TNG FinTech”), on February 26, 2020 to serve as a Group Financial Advisor to the company. The service agreement provided Mr. Hui with a monthly fee of HK$40,000, with the potential for such fee to be adjusted to HK$120,000 upon the successful completion of a pre-IPO round of fund raising of a certain amount, and a total of US$1,000,000 worth of share options at the company’s valuation of US$800 million that would vest over three years upon a successful IPO of the company, as more fully described in the service agreement. Mr. Hui became a full-time employee of TNG Asia on November 1, 2020 pursuant to an employment agreement and ended on August 30, 2024. The employment agreement provided for a monthly base salary of HK$40,000. TNG FinTech and, again, TNG Asia have been divested.

Quantification of Potential Payments and Benefits to the Executive Officer of Seamless in Connection with the Business Combination

The information set forth in the table below is intended to comply with Item 402(t) of the SEC’s Regulation S-K, which requires disclosure of information about certain compensation for the chief executive officer and other executives of Seamless that is based on, or otherwise relates to, the transactions contemplated by the Business Combination, which is referred to as the purchase-related compensation.

			Pension/	Perquisites/	Tax
	Cash	Equity	NQDC	Benefits	Reimbursements	Other	Total
Name	($)	($)	($)	($)	($)	($)(1)	($)
Ronnie Ka Wah Hui	$300,000	-	-	-	-	-	-

(1)	In connection with the Business Combination, no outstanding Seamless options or warrants (whether vested or unvested) were assumed, continued or replaced by the Surviving Company.

Hagay Ravid (former CFO)

Mr. Ravid entered into an employment agreement with Seamless on 25 October, 2022, with effective date on 15 November, 2022 to serve as Chief Financial Officer to the company. The employment agreement provided Mr. Ravid with an annual salary of $200,000 with a one-time relocation expense of $20,000, and 200,000 restricted ordinary shares of the Company that would vest in equal monthly installments over a three-year period beginning on his date of hire.

Quantification of Potential Payments and Benefits to the Executive Officer of Seamless in Connection with the Business Combination

The information set forth in the table below is intended to comply with Item 402(t) of the SEC’s Regulation S-K, which requires disclosure of information about certain compensation for the chief executive officer and other executives of Seamless that is based on, or otherwise relates to, the transactions contemplated by the Business Combination, which is referred to as the purchase-related compensation.

			Pension/	Perquisites/	Tax
	Cash	Equity	NQDC	Benefits	Reimbursements	Other	Total
Name	($)	($)	($)	($)	($)	($)(1)	($)
Hagay Ravid	$200,000	-	-	-	-	-	-

(1)	In connection with the Business Combination, no outstanding Seamless options or warrants (whether vested or unvested) were assumed, continued or replaced by the Surviving Company.

Non-Competition Agreements

Mr. Kong is subject to non-competition and non-solicitation restrictions during his employment with TNG Asia and for a period of 12 months following termination of employment. Mr. Hui is subject to non-competition and non-solicitation restrictions during his employment with TNG Asia and for a period of 3 months following termination of employment. Mr. Ravid is subject to non-competition and non-solicitation restrictions during his employment with TNG Asia and for a period of 3 months following termination of employment.

Benefits and Perquisites

Seamless, through its subsidiaries, provided benefits to its named executive officers on the same basis as provided to all of its employees, including insurance and leave. Seamless did not offer any executive-specific benefit or perquisite programs.

Outstanding Equity Awards

The following table sets forth information regarding equity awards held by the named executive officers as of December 31, 2024. The applicable vesting provisions are described in the footnote following the table.

Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)(1)
Alexander King Ong Kong(1)	-	-	672,994	1,561,346
Ronnie Ka Wah Hui(2)	-	-	288,421	669,136
Hagay Ravid	-	-	-	-
Eng Ho Ng(3)	-	-	-	-
Kevin Chen	-	-	-	-
Eric Weinstein(4)	-	-	-	-

Under the Seamless Incentive Plan, a total of 3,964,324 New Seamless shares have been reserved for awards to employees and to service providers to the Company.

(1)	Pursuant to the Seamless Incentive Plan, Mr. Kong has been granted 1,009,491 New Seamless Restricted Shares. 336,497 New Seamless shares that were vested to Mr. Kong pursuant to Seamless Incentive Plan upon consummation of the Business Combination, and the remaining 672,994 New Seamless Shares to be vested on the 2nd an 3rd anniversary of the consummation of the Business Combination. These Restricted Shares will vest over a two-year period after the consummation of the Business Combination. Specifically, one third of these Restricted Shares vested upon the consummation of the Business Combination, one third will vest on the first anniversary year of the Business Combination, and one third will vest on the second anniversary year of the Business Combination. On March 19, 2025, the closing price of our Ordinary Shares was $1.81.
(2)	Mr. Hui has been granted an aggregate of 432,632 New Seamless shares. 144,211 New Seamless shares that were vested to Mr. Hui pursuant to Seamless Incentive Plan upon the consummation of the Business Combination and the remaining 288,421 New Seamless shares to be vested on the 2nd an 3rd anniversary of the consummation of the Business Combination. These Restricted Shares will vest over a two-year period after the consummation of the Business Combination. Specifically, one third of these Restricted Shares vested upon the consummation of the Business Combination, one third will vest on the first anniversary year of the Business Combination, and one third will vest on the second anniversary year of the Business Combination.
(3)	Mr. NG Eng Ho, an independent director of Seamless and member of the New Seamless Board, has been granted 10,383 New Seamless Restricted Shares under the Seamless Incentive Plan. These shares vested in full upon the consummation of the Business Combination.
(4)	Mr. Eric Weinstein, member of the New Seamless Board has been awarded 60,000 New Seamless Restricted Shares by INFINT Acquisition Corporation (“INFINT”) in connection with his appointment as Chair of INFINT’s Board of Directors. These shares vested in full upon the consummation of the Business Combination.

Director Compensation

The following table shows information regarding the compensation earned during the years ended December 31, 2024, and 2023 by the members of our board of directors.

DIRECTOR COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alexander King Ong Kong	2024	$100,820	-	-	-	-	-	-	$100,820
	2023	$0	-	-	-	-	-	-	$0

Eric Weinstein	2024	$0	-	50,410	-	-	-	-	$50,410
	2023	$0	-	-	-	-	-	-	$0

NG Eng Ho	2024	$25,205	-	25,205	-	-	-	-	$50,410
	2023	$0	-	-	-	-	-	-	$0

Kevin Chen	2024	$16,803	-	33,607	-	-	-	-	$50,410
	2023	$0	-	-	-	-	-	-	$0

Summary of the Equity Incentive Plan

Purpose of the Incentive Plan

The purpose of the Incentive Plan is to help Currenc to secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of Currenc and its subsidiaries and affiliates and to provide means by which the eligible recipients may benefit from increases in value of Currenc Ordinary Shares. Each director of Currenc (up to five) and approximately 30 employees and consultants of Currenc and its subsidiaries and affiliates are eligible to participate in the Incentive Plan.

Shares Available for Awards

The total number of Ordinary Shares reserved for issuance under the Incentive Plan is 4,636,091 Ordinary Shares (the “Initial Share Pool”). The maximum number of Ordinary Shares of Currenc that may be issued under the Incentive Plan as a result of the exercise of Incentive Stock Options will be equal to the Initial Share Pool, and, during any fiscal year of the Company, the sum of the value (determined as of the date of grant) of all Awards that may be granted to a non-employee director during such fiscal year may not exceed $500,000 in the aggregate.

If shares covered by an award are not purchased or are forfeited or expire, or otherwise terminate without delivery of any shares subject thereto, then such shares will, to the extent of any such forfeiture, termination, cash-settlement or expiration, be available for future grant under the Incentive Plan. If any options or share appreciation rights terminate or expire without being fully exercised or are canceled, forfeited or cash-settled, the shares for which the option or share appreciation right was not exercised may be available for future grants under the Incentive Plan; provided, that to the extent any shares subject to an option or stock-settled stock appreciation right are withheld for payment of the purchase or exercise price or for payment of taxes, such withheld shares will be treated as granted and will not again be available for future grants. If any full-value award is canceled, forfeited or cash-settled, the shares for which such award was canceled, forfeited or cash-settled may be available for future grants under the Incentive Plan.

Summary of Material Terms of the Incentive Plan

General. The Incentive Plan provides that grants may be in the following forms:

●	restricted shares awards

●	share options awards

●	restricted share unit awards

●	share appreciation rights

●	performance awards

●	other share-based awards

●	other cash-based awards

Administration. The Incentive Plan shall be administered by the compensation committee (the “Committee”) of the board of directors of Seamless. The board may designate one or more its directors as a subcommittee who may act for the Committee if necessary. The Committee may issue rules and regulations for administration of the Plan. The Committee (or its delegate) shall have full power and authority to: (i) designate participants; (ii) determine the type or types of awards to be granted; (iii) determine the number of shares to be covered by (or with respect to which payments, rights or other matters are to be calculated in connection with) the awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent and under what circumstances awards may be settled or exercised in cash, shares, other awards, other property, net settlement (including broker-assisted cashless exercise) or any combination thereof, or cancelled, forfeited or suspended, and the method or methods by which awards may be settled, exercised, cancelled, forfeited or suspended; (vi) determine whether, to what extent and under what circumstances cash, shares, other awards, other property and other amounts payable with respect to an award shall be deferred either automatically or at the election of the holder thereof or of the Committee; (vii) interpret and administer the Incentive Plan and any instrument or agreement relating to, or award made thereunder; (viii) establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the Incentive Plan; and (ix) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the Incentive Plan. All decisions of the Committee shall be final, binding and conclusive.

Eligibility for Participation. Any employee, non-employee director, advisor and consultant of Seamless or any of its subsidiaries or affiliates will be eligible to be selected to receive an award under the Incentive Plan.

Types of Awards.

Restricted Shares

The Committee is authorized to grant awards of restricted shares (“Restricted Shares”) to participants in accordance with the terms and conditions of the Incentive Plan, and with such additional terms and conditions, in either case not inconsistent with the provisions of the Incentive Plan, as the Committee shall determine. The Committee determines the number of Restricted Shares that will be granted, which may be service- and/or performance-based, the respective vesting and delivery schedules, and whether the Restricted Shares is entitled to dividends or dividend equivalents, voting rights or any other rights.

Options

The Committee is authorized to grant options (the “Options”) to participants in accordance with the terms and conditions of the Incentive Plan, and with such additional terms and conditions, in either case not inconsistent with the provisions of the Incentive Plan, as the Committee shall determine. The Committee determines the vesting schedules, exercise price per share, term of each Option, and time at which the Option may be exercised in whole or in part, and the methods and forms in which payment of the exercise price may be made (including cash, shares, other awards, other property, net settlement (including broker-assisted cashless exercise) or any combination thereof, having a fair market value on the exercise date equal to the relevant exercise price.

Where relevant to a participant who is a U.S. taxpayer, the Committee may designate an Option as intended to be an incentive stock option under the Code, provided the participant is, as of the time of grant, an employee of the Company or any subsidiary or affiliate of the Company. Incentive stock options are subject to conditions imposed under the Code, including that any incentive stock options granted to a participant who owns more than 10% of the voting power of all classes of the Company’s outstanding shares shall not have a term of more than five years and shall have a per share exercise price that equals at least 110% of the fair market value of an ordinary share of the Company on the grant date and that the aggregate fair market value (determined as of the date the incentive stock options are granted) of the shares with respect to which the incentive stock options are granted under the Incentive Plan and all other option plans of the Company and its affiliates that become exercisable for the first time by the participant during any calendar year shall not exceed $100,000.

Restricted Share Units

The Committee is authorized to grant the RSUs to participants in accordance with the terms and conditions of the Incentive Plan, and with such additional terms and conditions, in either case not inconsistent with the provisions of the Incentive Plan, as the Committee shall determine. An RSU represents the contractual right to receive one of Currenc’s Ordinary Shares. Subject to the provisions of the Incentive Plan, the Committee determines the terms and conditions of RSU grants, including the vesting criteria (which may include accomplishing specified performance criteria or continued service to Currenc) and the form and timing of payment. Holders of RSUs do not have any rights as stockholders but the Committee may provide in an award agreement that such holders are entitled to receive cash payments equal to the per-share dividend paid on Ordinary Shares which will be distributed upon vesting of the RSU.

Share Appreciation Rights

The Committee is authorized to grant share appreciation rights (“SAR”) to participants in accordance with the terms and conditions of the Incentive Plan, and with such additional terms and conditions, in either case not inconsistent with the provisions of the Incentive Plan, as the Committee shall determine. Share appreciation rights may be granted independently or in addition to other awards granted under the Incentive Plan. The Committee determines the exercise price per share under a SAR, term of each SAR, times at which a SAR may be exercised or settled in whole or in part. Upon the exercise of a SAR, Seamless shall pay to the participant an amount equal to the number of its shares subject to the SAR multiplied by the excess, if any, of the fair market value of one share on the exercise date over the exercise price of such SAR. Seamless shall pay such excess in cash, in shares valued at fair market value, or any combination thereof, as determined by the Committee.

Performance Awards

The Committee is authorized to grant, in addition to Restricted Shares and Options, which are performance-based, other performance awards (“Performance Awards”) to participants in accordance with the terms and conditions of the Incentive Plan, and with such additional terms and conditions, in either case not inconsistent with the provisions of the Incentive Plan, as the Committee shall determine. Performance Awards may be denominated as a cash amount, a number of Shares or a combination thereof and are awards which may be earned upon achievement or satisfaction of performance conditions specified by the Committee. Subject to the terms of the Incentive Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any Performance Award granted and the amount of any payment or transfer to be made pursuant to any Performance Award shall be determined by the Committee.

Other Share-Based Awards

The Committee is authorized, subject to limitations under applicable law, to grant to participants such other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, shares or factors that may influence the value of shares, including convertible or exchangeable debt securities, other rights convertible or exchangeable into shares, acquisition rights for shares, awards with value and payment contingent upon performance of Seamless or business units thereof or any other factors designated by the Committee (“Other Share-Based Awards”). The Committee shall determine the terms and conditions of such awards.

Other Cash-Based Awards

The Committee is authorized, subject to limitations under applicable law, to grant to participants such other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, cash (“Other Cash-Based Awards”). The Committee shall determine the terms and conditions of such awards.

Adjustment Provisions.

In the event that, as a result of any dividend, other than recurring ordinary cash dividends, or other distribution (whether in the form of cash, Shares or other securities), recapitalization, share split (share subdivision), reverse share split (share consolidation), reorganization, merger, amalgamation, consolidation, split-up, spin-off, combination, repurchase or exchange of shares or other securities of Seamless, issuance of warrants or other rights to acquire shares or other securities of Seamless, issuance of shares pursuant to the antidilution provisions of securities of Seamless, or other similar corporate transaction or event affecting the shares, or of changes in applicable laws, regulations or accounting principles, an adjustment is necessary in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Incentive Plan, then the Committee shall, subject to Incentive Plan, adjust equitably any or all of:

●	the number and type of shares (or other securities) which thereafter may be made the subject of awards;

●	the number and type of shares (or other securities) subject to outstanding awards;

●	the grant, acquisition, exercise price with respect to any award or, if deemed appropriate, make provision for a cash payment to the holder of an outstanding award; and

●	the terms and conditions of any outstanding awards, including the performance criteria of any Performance Awards;

provided, however, that the number of shares subject to any award denominated in shares shall always be a whole number.

Clawback Provisions

All awards issued under the Incentive Plan are subject (including on a retroactive basis) to (i) any clawback, forfeiture or similar incentive compensation recoupment policy established from time to time by Currenc, including, without limitation, any such policy established to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act, (ii) applicable law (including, without limitation, Section 304 of the Sarbanes-Oxley Act and Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act), and/or (iii) the rules and regulations of the applicable securities exchange or inter-dealer quotation system on which the Ordinary Shares or other securities are listed or quoted, and such requirements are deemed incorporated by reference into all outstanding award agreements.

Change in Control

In the event of a change in control, an award agreement may provide that (i) the award shall vest and become immediately exercisable with respect to all or a portion of the shares subject to any relevant Options or SARs, (ii) the restricted period shall expire immediately with respect to all or a portion of the outstanding shares of any relevant Restricted Shares or RSUs and (iii) any Other Share-Based Awards or Other Cash-Based Awards shall be vested as to all or a portion of the Award.

With respect to a Performance Award, in the event of a change in control, the relevant award agreement may provide that all incomplete performance periods with respect to such award in effect on the date the change in control occurs shall end on the date of such change and the Committee shall either (1)(i)(x) determine the extent to which performance goals with respect to such performance period have been met based upon such audited or unaudited financial information then available as it deems relevant and (y) cause to be paid to the applicable participant partial or full awards with respect to performance goals for each such performance period based upon the Committee’s determination of the degree of attainment of performance goals or, (ii) assume that the applicable “target levels” of performance have been attained, or (2) use such other basis determined by the Committee.

The Committee may provide that, in the event of a change in control, the participant may retain any tag-along rights, or any rights to sell the Awards under any Seamless repurchase arrangements.

Amendment and Termination of Incentive Plan

Except to the extent prohibited by applicable laws and unless otherwise expressly provided in an award agreement or Incentive Plan, the Board may amend, alter, suspend, discontinue or terminate the Incentive Plan or any portion thereof at any time, provided that no such amendment, alteration, suspension discontinuation or termination shall be made without (i) shareholder approval, if such approval is required by applicable laws or the rules of the stock market or exchange or (ii) the consent of the affected participant, if such action would materially adversely affect the rights of such participant under any outstanding award, except to the extent any such amendment, alteration, suspension, discontinuance or termination is made to cause Incentive Plan to comply with applicable law, stock market or exchange rules, or to impose any recoupment provisions on any awards under the Incentive Plan.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee was at any time one of Currenc’s officers or employees. None of Currenc’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of our Board or compensation committee.

Compensation Committee Report

The Compensation Committee was formed in connection with the Closing of the Business Combination. The Compensation Committee operates under a written charter, a copy of which is available on our investor website at https://investors.currencgroup.com/English/about-us/corporate-governance/. The committee is responsible for, among other things:

●	reviewing, approving and determining the compensation of our officers and key employees;
●	evaluate compensation, including equity awards, to directors for service on the board of directors or any committee thereof and recommend to the full Board the appropriate level of compensation;
●	administering our equity compensation plans;
●	reviewing, approving and making recommendations to the board of directors regarding incentive compensation and equity compensation plans; and
●	establishing and reviewing general policies relating to compensation and benefits of our employees.

The current members of the Compensation Committee are Eng Ho Ng (Chair) and Eric Weinstein. Eng Ho Ng serves as Chairman of the Compensation Committee. Each of the members of our Compensation Committee meet the requirements for independence under the under the applicable rules and regulations of the SEC and rules of Nasdaq.

Submitted by the Compensation Committee of the Board:

Eng Ho Ng (Chair)

Eric Weinstein

The material in this Compensation Committee Report is deemed “furnished” in this Annual Report on Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our Ordinary Shares upon the completion of the Business Combination by:

●	each person known by us to be the beneficial owner of more than 5% of Currenc’s Ordinary Shares;

●	each of our named executive officers and directors; and

●	each of our officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

In the table below, percentage of ownership is based on 46,527,999 Ordinary Shares issued and outstanding as of April 14, 2025, including 40,000,000 Ordinary Shares issued to the former shareholders of Seamless in the Business Combination as Exchange Consideration, 400,000 Commitment Shares issued in connection with the PIPE Offering, 200,000 Ordinary Shares issued to the vendors in connection with the Business Combination Closing, and reflects the valid redemption of 4,652,105 INFINT Class A ordinary shares and the issuance of all shares under the Seamless Incentive Plan, which shares were reserved under the Seamless Incentive Plan and were a part of the Aggregate Consideration. The below table excludes the Ordinary Shares underlying the warrants and private warrants, and PIPE Warrants because these securities are not exercisable until registered, which may or may not occur within sixty (60) days. Further, it assumes no issuance of the 4,636,091 shares reserved under the Incentive Plan.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is 410 North Bridge Road, SPACES City Hall, Singapore 188726.

Name and Address of Beneficial Owner	Number Ordinary Shares	% of Total Voting Power
Directors and Named Executive Officers:
Alexander King Ong Kong(1)	27,401,643	58.89%
Ronnie Ka Wah Hui(2)	144,211	*
Hagay Ravid(3)	5,000	-
Eng Ho Ng(2)	10,383	*
Kevin Chen	714,553	-
Eric Weinstein(2)	60,000	*

All Executive Officers and Directors as a Group (7 individuals)	28,335,790	60.90%
Greater than Five Percent Holders:
Regal Planet Limited(4)	26,912,897	57.84%

(1)	Includes: (a) 26,912,897 Ordinary Shares held by Regal Planet Limited, (b) 152,249 Ordinary Shares held by Mr. Kong personally and (c) 336,497 Ordinary Shares that were vested to Mr. Kong pursuant to Seamless Incentive Plan upon consummation of the Business Combination. Mr. Kong’s business address is Unit B&D, 13/F, Lee & Man Commercial Center, 169 Electric Road, North Point, Hong Kong.
(2)

Mr. NG Eng Ho, an independent director of Seamless and member of the New Seamless Board, has been granted 10,838 New Seamless Restricted Shares under the Seamless Incentive Plan. These shares vested in full upon the consummation of the Business Combination. Mr. Eric Weinstein, a member of the New Seamless Board has been awarded 60,000 ordinary shares by INFINT Acquisition Corporation (“INFINT”) in connection with his appointment as Chair of INFINT’s Board of Directors. These shares vested in full upon the consummation of the Business Combination.

(3)	Mr. Hagay Ravid has resigned from his position as Chief Financial Officer of Currenc Group Inc, effective December 31, 2024.
(4)	Regal Planet Limited’s business address is Unit B&D, 13/F, Lee & Man Commercial Center, 169 Electric Road, North Point, Hong Kong.

Securities Authorized for Issuance Under Equity Compensation Plans

The information contained under the heading “Director Independence” in Part II, Item 5. “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

INFINT Related Party Transactions

INFINT issued to its Sponsor an aggregate of 5,833,083 founder shares in exchange for a capital contribution of $25,100, or approximately $0.004 per share. The Sponsor transferred 99,999 founder shares to EF Hutton as representative shares (the representative shares are deemed to be underwriter’s compensation by FINRA pursuant to Rule 5110 of the FINRA Manual).

The Sponsor has purchased an aggregate of 7,796,842 private warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, $7,796,842 in the aggregate, in the Private Placement. The private warrants are identical to the warrants sold in the INFINT IPO. Pursuant to an agreement that INFINT has entered into with the holders of the private warrants, the private warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of INFINT’s initial business combination.

The Sponsor and other initial shareholders entered into the Letter Agreement with INFINT, pursuant to which they agreed to (A) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of INFINT’s initial business combination, (B) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to INFINT’s amended and restated memorandum and articles of association to modify the substance or timing of INFINT’s obligation to allow redemption in connection with INFINT’s initial business combination or to redeem 100% of INFINT’s public shares if INFINT has not consummated an initial business combination prior to November 23, 2024 or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their founder shares if INFINT fails to complete INFINT’s initial business combination prior to November 23, 2024, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if INFINT fails to complete INFINT’s initial business combination within such time period and (D) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of INFINT’s initial business combination; (iv) the founder shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of INFINT’s initial business combination on a one-for-one basis, subject to adjustment as described herein and in INFINT’s amended and restated memorandum and articles of association; and (v) only holders of Class B ordinary shares will have the right to vote for the election of directors in any general meeting held prior to or in connection with the completion of INFINT’s initial business combination, which directors will be proposed by the INFINT Board following a nomination.

INFINT utilized office space at 32 Broadway, Suite 401, New York, NY 10004. Commencing on November 22, 2021, INFINT paid the Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of INFINT’s management team. Upon completion of the Business Combination, INFINT ceased paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, were paid by the company to the Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals could be reimbursed for any out-of-pocket expenses incurred in connection with activities on INFINT’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. INFINT’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, officers, directors or INFINT’s or their affiliates.

On April 20, 2021, the Sponsor issued an unsecured promissory note to INFINT, pursuant to which INFINT may borrow up to an aggregate principal amount of up to $400,000, to be used for payment of costs related to the Proposed Offering. The note was interest bearing (0.01% annual rate) and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Proposed Offering. These amounts were repaid upon completion of the IPO out of the $696,875 of offering proceeds that were allocated for the payment of offering expenses. As of December 31, 2021, there were no amounts outstanding under the promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of INFINT’s officers and directors could, but were not obligated to, loan INFINT funds as may be required on a non-interest basis. If INFINT completed an initial business combination, INFINT would repay such loaned amounts. Up to $1,500,000 of such loans could be convertible into private warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of INFINT’s initial business combination, INFINT did not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as INFINT did not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in INFINT’s trust account.

On September 13, 2023, the Company issued the Amended Note in the principal amount of up to $400,000 to the Sponsor, which could be drawn down from time to time prior to the Maturity Date upon request by the Company. The Note amended, replaced and superseded in its entirety the Original Note, which was issued by the Company to the Sponsor on May 1, 2023, and any unpaid principal balance of the indebtedness evidenced by the Original Note was merged into and evidenced by the Note. The Note does not bear interest and the principal balance will be payable on the Maturity Date. The Sponsor has the option on the Maturity Date to convert the principal outstanding under the Note into that number of Working Capital Warrants equal to the portion of the principal amount of the Amended Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private warrants issued by the Company at the time of its IPO, as described in the prospectus for the IPO, dated November 22, 2021 and filed with the SEC, including the transfer restrictions applicable thereto. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

Prior to the Business Combination, any of the foregoing payments to the Sponsor, repayments of loans from the Sponsor or repayments of Working Capital Loans prior to INFINT’s initial business combination were made using funds held outside the trust account. In conjunction with the Closing of the Business Combination, the Note to the Sponsor was amended to $603,623.

After the Business Combination, members of INFINT’s management team who remain with us may be paid consulting, management or other fees from Currenc.

INFINT has also entered into the Registration Rights Agreement with respect to the Founder Shares and private warrants.

Other Relationships

Except as otherwise disclosed in this Annual Report, no compensation of any kind, including finder’s and consulting fees, were paid by INFINT to the Sponsor, INFINT’s directors, officers or any of their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on INFINT’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Audit Committee reviewed on a quarterly basis all payments that were made to the Sponsor, directors, officers or their respective affiliates.

Certain Agreements Related to Business Combination

In connection with the Business Combination, certain agreements were entered into pursuant to the Business Combination Agreement. References below are qualified in their entirety by reference to the full text of such agreements and to the descriptions thereof included elsewhere in this Annual Report. These agreements include:

●	Shareholder Support Agreement;

●	Sponsor Support Amendment;

●	Registration Rights Agreement; and

●	Lock-Up Agreement.

Seamless Related Party Transactions

In addition to the compensation arrangements, including employment, discussed in the section titled “Executive Officer and Director Compensation,” the following is a description of each transaction since January 1, 2018, and each currently proposed transaction, in which:

●	Seamless has been or is to be a participant;

●	the amount involved exceeded or exceeds $120,000; and

●	any of Seamless’ directors, executive officers or beneficial holders of more than 5% of any class of Seamless ordinary shares, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Convertible Bonds

TNG FinTech (now renamed as Seamless Group Inc.) previously entered into that certain Amended and Restated Convertible Bond Instrument, dated September 14, 2021, and that certain related Amendment Agreement, dated September 14, 2021, with Regal Planet Limited and Chelsea Vanguard Fund. Such convertible bond instrument and related documents were issued in respect of $27,000,0000 15% secured guaranteed convertible bonds of TNG FinTech, secured by certain ordinary shares of TNG FinTech including those held by Regal Planet Limited, the controlling shareholder of Seamless and which is controlled by Mr. Kong, as personally guaranteed by Mr. Kong, the chairman and former chief executive officer of Seamless. On September 14, 2023, the parties entered into the Third Amendment Agreement for the purpose of, among others, reviewing and amending certain terms and conditions under the Amended and Restated Convertible Bond Instrument, and further the Issuer has been authorized by a resolution of its board of directors dated September 11, 2023 to create and issue $10,000,000 15% secured guaranteed convertible bonds (the “Convertible Bonds”) and to replace and terminate the Amended and Restated Convertible Bond Instrument (the “Second Amended and Restated Convertible Bond Instrument” or the “Convertible Bond Instrument”).

Transactions with Certain Shareholders

Seamless has entered into certain loan agreements with its shareholders, pursuant to which Seamless is the borrower or guarantor, including:

●	That certain Loan Agreement, dated August 26, 2022, and that certain Loan Agreement, dated March 15, 2022, both by and between Seamless and Regal Planet Limited, the controlling shareholder of Seamless and which is controlled by Mr. Kong, with $1,262,408 and $644,086 remaining as amounts due to Regal Planet Limited thereunder, respectively, as of December 31, 2024.

●	That certain Loan Agreement, dated December 28, 2021, and that certain Loan Agreement, dated June 30, 2023, both by and between Seamless Group Inc. (previously known as TNG FinTech Group Inc.) and Kong King Ong Alexander, the controlling shareholder of Regal Planet Limited, which is the controlling shareholder of Seamless, with $1,582,706 remaining as the amount due to Mr. Kong thereunder, as of December 31, 2024;

●	That certain Loan Agreement, Term Loan Facility, dated May 26, 2021, by and among GEA Limited, a former subsidiary of Seamless and which was divested in July 2024, TNG FinTech (now renamed as Seamless Group Inc.), and Highlight Holdings Limited, the shareholder of which is an ultimate beneficial owner of Nogle Ventures Limited and Pandora Technology Ventures Limited, which are shareholders of Seamless, with $800,000 remaining as the amount due to Highlight Holdings Limited thereunder, as of December 31, 2024; and

●	That certain Loan Agreement, Term Loan Facility, dated March 13, 2020, by and among TNG Asia, which was divested from Seamless in August 2024, TNG FinTech (now renamed as Seamless Group Inc.), and Highlight Holdings Limited, the shareholder of which is an ultimate beneficial owner of Nogle Ventures Limited and Pandora Technology Ventures Limited, which are shareholders of Currenc, with no outstanding amount due to Highlight Holdings Limited thereunder, as of December 31, 2024.

Transactions with Other Related Parties

Seamless is also a party to that certain Letter of Comfort, dated May 19, 2022, with TNG Asia, which was divested from Seamless in August 2024, pursuant to which Seamless agreed to put in place appropriate IPO insurance and indemnify TNG Asia and Regal Planet Limited, the controlling shareholder of Seamless and which is controlled by Mr. Kong, the chairman and former chief executive officer of Seamless, in connection with the Business Combination.

Seamless is also a party to the following transactions:

●	That certain Loan Agreement, dated January 12, 2022, by and between TNG FinTech (now renamed as Seamless Group Inc.) and Hui Ka Wah Ronnie, the chief executive officer of Seamless, with $463,742 remaining as the amount due to Mr. Hui thereunder, as of December 31, 2024; and

●	That certain Loan Agreement, dated July 30, 2024, by and between Seamless Group Inc. and GEA Limited, which was divested from Seamless in July 2024, with $10,443,375 remaining as the amount due to GEA Limited, as of December 31, 2024.

TNG Asia, which was divested in August 2024, is a party to those certain Development, Sales & Purchases, On-going Maintenance and Partnership Agreements, dated April 3, 2017, April 1, 2018, April 7, 2020, April 23, 2021, April 25, 2022 and April 24, 2023 with SINO Dynamic Solutions Limited (“SINO”), an ultimate beneficial owner of which is Mr. Kong, the chairman and former chief executive officer of Seamless. TNG Asia has commissioned SINO for the development of an e-wallet and cashless payment solution system as well as the on-going maintenance of the system. The TNG Payment Solution is a cashless payment processing service, offering a highly encrypted and secure payment processing infrastructure allowing its users and consumers to make payments electronically to designated vendors / merchants for purchases of goods and services.

GEA Limited, which was divested from Seamless in July 2024, is a party to the following transactions:

●	Those certain Development, Sales & Purchases, On-going Maintenance and Partnership Agreements, dated April 15, 2019, April 15, 2020, April 15, 2021, April 25, 2022 and April 24, 2023 with SINO, an ultimate beneficial owner of which is Mr. Kong, the chairman and former chief executive officer of Seamless. GEA Limited has commissioned SINO for the development of an e-money platform facilitating cross border payments, fund transfers, social hub functions and payment solution systems as well as the on-going maintenance of the system. The GEA Payment Solution is a payment processing service, offering a highly encrypted and secure payment processing infrastructure, allowing its member participants to make cross-border fund transfer electronically to designated bank accounts / cash pickup points in its supported network of countries;

●	That certain Collaboration Agreement, FX Trade, dated April 14, 2020, with BTSE Holdings Limited and Highlight Holdings Limited, the shareholder of which is an ultimate beneficial owner of Nogle Ventures Limited and Pandora Technology Ventures Limited, which are shareholders of Currenc;

●	That certain Collaboration Agreement, FX Trade, dated August 2, 2022, with Nogle Limited, the shareholder of which is an ultimate beneficial owner of Nogle Ventures Limited and Pandora Technology Ventures Limited, which are shareholders of Currenc; and

●	That certain Global E-Money Alliance Agreement for Corporate Collection and Payout Services, dated August 11, 2020, with BTSE Holdings Limited, shareholder of which is an ultimate beneficial owner of Nogle Ventures Limited and Pandora Technology Ventures Limited, which are shareholders of Currenc.

Divestitures

Prior to the Closing, Seamless completed the spin-out, carve-out, divest or transfer all of the equity interests that it owns in (a) TNG Asia, (b) FNTI and (c) GEA and together with TNG Asia and FNTI, (the “Divestiture Entities”), including by means of a partial redemption of outstanding ordinary shares as consideration therefor such that, upon consummation of the Divestitures, the Divestiture Entities are no longer subsidiaries of, or controlled by, Seamless.

Deed of Guarantee

Seamless entered into that certain Deed of Guarantee, dated as of May 25, 2023, by and among Seamless, Regal Planet Limited and Kong King Ong Alexander, as guarantors, and Ripple Labs Singapore Pte. Ltd., pursuant to which Seamless will be a guarantor of GEA Limited, a wholly-owned subsidiary of Seamless, in connection with that certain Master XRP Commitment to Sell Agreement and each Line of Credit Addendum related thereto, between Ripple Labs Singapore Pte Ltd. and GEA Limited, as described therein. GEA has purchased $52.6 million, $501 million and $105 million worth of XRP from Ripple pursuant to the Master XRP Commitment to Sell Agreement for its ODL prefunding for the years ended December 31, 2021, 2022, and 2023, respectively.

The amount guaranteed under such Deed of Guarantee is $28.1 million (together with additional interest and fees) as of December 31, 2024. The current amounts outstanding can be declared immediately due and payable by Ripple Labs Singapore Pte. Ltd. Ripple Labs Singapore Pte. Ltd. may make additional advances to GEA Limited from time to time pursuant to the Master XRP Commitment to Sell Agreement, and such additional advances will be guaranteed pursuant to the Deed of Guarantee. Seamless’ obligation with respect to the guarantee will terminate six months after the consummation of the Business Combination.

Master XRP Commitment to Sell Agreement between Ripple Labs Singapore Pte. Ltd. and GEA.

Ripple Labs Singapore Pte. Ltd. and GEA entered into a Master XRP Commitment to Sell Agreement on September 12, 2022 when GEA was onboarded as an ODL RP. Pursuant to this agreement, GEA can execute ODL transactions. Under this agreement, Ripple Labs Singapore Pte. Ltd deposits certain amounts of XRP into the account of its ODL RP, i.e. the crypto wallet of GEA. The agreement stipulates that the legal title and rights to the XRP deposited in GEA’s crypto wallet belong to Ripple Labs Singapore Pte. Ltd. Under the agreement, GEA agrees to transfer XRP in its crypto wallet as provided by Ripple Labs Singapore Pte. Ltd in its bailment account to Tranglo for prefunding purposes. Once the XRP transfer is confirmed, the legal title of that XRP will be transferred from Ripple Labs Singapore Pte. Ltd to GEA. Also, in exchange for obtaining the XRP, GEA has the obligation to repay the amount of fiat currency as agreed in the ODL transaction to Ripple Labs Singapore Pte. Ltd. Ripple Labs Singapore Pte. Ltd and GEA also entered into a Line of Credit and related addendums in connection with the Master XRP Commitment to Sell Agreement, under which Ripple Labs Singapore Pte. Ltd provided to GEA a USD$5 million credit facility for a two year’ term, so that GEA could have the resources to aggressively promote the use of ODL services.

As the debt is incurred by GEA, Seamless will not incur or pay such debts in connection with the divestiture of GEA. However, Seamless has guaranteed such debt. The total amount guaranteed under the Deed of Guarantee is $28.1 million as of December 31, 2024. The guarantee provided by Seamless will last only up to 6 months after the completion of this transaction. At that point Seamless will cease to provide guarantee for the loans. There are provisions that restrict Seamless from incurring additional indebtedness after the closing of merger that would materially affect its guarantee of GEA’s debts to Ripple Labs Singapore Pte. Ltd. However, the restrictions are effective only for the 6 months’ guarantee period after the divestiture of GEA. After the guarantee period, there are no restrictive constraints on Seamless.

Tranglo Master XRP Commitment to Sell Agreement

Ripple Labs Singapore Pte. Ltd. and Tranglo entered into a Master XRP Commitment to Sell Agreement on March 11, 2022, which agreement was amended by the Amendment to Master XRP Commitment to Sell Agreement dated April 15, 2022, and further amended by the Amendment No. 2 to Master XRP Commitment to Sell Agreement dated May 25, 2022, Amendment No. 3 to Master XRP Commitment to Sell Agreement dated September 12, 2022 and Amendment No.4 to Master XRP Commitment to Sell Agreement, dated December 3, 2023. Pursuant to this agreement, Tranglo can execute ODL transactions in which Ripple Labs Singapore Pte. Ltd will make available via automated wallet funding service (“AWF”) up to $50,000,000 worth of XRP for working capital purposes. Under this agreement, Ripple Labs Singapore Pte. Ltd deposits certain amounts of XRP into Tranglo’s crypto wallet. The agreement stipulates that the legal title and rights to the XRP deposited in Tranglo’s crypto wallet belong to Ripple Labs Singapore Pte. Ltd. Under the agreement, Tranglo agrees to transfer XRP in its crypto wallet as provided by Ripple Labs Singapore Pte. Ltd in its bailment account to Tranglo for prefunding purposes. In exchange for obtaining the XRP, Tranglo has the obligation to repay the amount of fiat currency as agreed in the ODL transaction to Ripple Labs Singapore Pte. Ltd.

Pay-out Support Agreement

Ripple Services, Inc. and Tranglo entered into a Pay-out Support Agreement on March 10, 2021. According to the Agreement, Tranglo agreed to integrate with RippleNet and On Demand Liquidity (collectively the Ripple Solution) which were developed by the Ripple entities for facilitating cross-border payments. Under the Agreement, Tranglo’s remittance partners can choose to adopt the use of XRP for the ODL facility for prefunding purposes. Both Ripple Services, Inc. and Tranglo agreed to make use of the programmatic liquidation system for liquidation of XRP as received by Tranglo for prefunding purposes into USD or other fiat currencies. Under the Agreement, Ripple Services, Inc. guarantees that Tranglo will receive the agreed amount of fiat currencies from the liquidation of XRP on every agreed XRP prefunding arrangement, and that any shortfall in the liquidation process will be covered by Ripple Services, Inc. In exchange, Tranglo has to offer certain discounts on transaction fees and foreign exchange fees for the remittance partners who adopt the ODL services of Ripple Solution and use XRP for prefunding transactions.

Shareholders’ Agreement

In a series of transactions with unrelated parties, Ripple Labs Singapore Pte. Ltd acquired a 40% ownership interest in Tranglo. On March 19, 2021, Ripple Labs Singapore Pte. Ltd, Tranglo and Seamless entered into a Shareholders’ Agreement governing the management of Tranglo. Pursuant to that Agreement, Ripple Labs Singapore Pte. Ltd is entitled to appoint two members of the Tranglo board. In addition, Ripple Labs Singapore Pte. Ltd has the right to second an executive officer of Tranglo (the “Ripple Executive Officer”), and such person can be replaced at the direction of Ripple Labs Singapore Pte. Ltd. The Ripple Executive Officer is responsible for instituting the strategy of the RippleNet product, migrating customers to RippleNet, determining pricing strategy to facilitate growth and defining geographic expansion and the prioritizing of new geographical markets. Certain specific activities cannot be undertaken without the express consent of Ripple Labs Singapore Pte. Ltd, including an initial public offering, merger or sale of assets of Tranglo, changes to the capital structure and a change in the nature or scope of the business of Tranglo.

In addition, in the event Tranglo sells additional securities, Ripple Labs Singapore Pte. Ltd has the right to participate in such sale in an amount chosen by Ripple Labs Singapore Pte. Ltd. There is a mutual right of first refusal on the sale of shares by either Ripple Labs Singapore Pte. Ltd or Seamless. In addition, in the event that Seamless elects to sell shares, and Ripple Labs Singapore Pte. Ltd has not exercised its right of first refusal to acquire such shares, Ripple Labs Singapore Pte. Ltd has the ability to participate in such sale.

There is the right of first refusal clause in the shareholder agreement between Seamless and Ripple Labs Singapore Pte. Ltd. In case Seamless decides to sell its stake in Tranglo, Ripple Labs Singapore Pte. Ltd has the right to acquire the Tranglo shares from Seamless and could acquire a majority stake in Tranglo as a result. However, Seamless has no intention to dispose of its shares in Tranglo. Ripple Labs Singapore Pte. Ltd does not otherwise have the right to increase its stake in Tranglo as a result of this right of first refusal or any other provision of the Shareholders’ Agreement. Seamless, however, has no intention or plan to sell its stake in Tranglo that would allow Ripple Labs Singapore Pte. Ltd, acquire the majority stake in Tranglo. Also, in case Ripple Labs Singapore Pte. Ltd desires to acquire the controlling stake in Tranglo, the acquisition itself will trigger the “change in majority controller” rule of all 4 central banks which granted Tranglo the remittance licenses for Tranglo to conduct its remittance business. Ripple Labs Singapore Pte. Ltd needs to obtain the approvals of 4 central banks, namely the Malaysian Central Bank BNM, the Monetary Authority of Singapore MAS, the central bank of UK and the central bank of Indonesia, before contemplating on acquiring the majority controlling stake of Tranglo.

Pursuant to the Shareholders’ Agreement, Ripple Labs Singapore Pte. Ltd is entitled to appoint two members of the Tranglo board. On November 2, 2023, one of the directors (the Investor Director) appointed by Ripple Labs Singapore Pte. Ltd. resigned from the board of Tranglo. The parties amended the Shareholders’ Agreement on November 7, 2023 to reflect the resignation of the Investor Director, and to waive the requirement for at least one (1) Investor Director to be included in the quorum of the meetings or adjourned meetings of the Board of such Group Company under Clause 4.4.2. While Seamless has a right to appoint a majority of the board of directors of Tranglo, certain matters require the cooperation, or in some cases, approval by Ripple Labs Singapore Pte. Ltd. We will not be able to terminate or amend the Shareholders’ Agreement, except in accordance with its terms, which would require the consent of Ripple Labs Singapore Pte. Ltd.

Ripple Labs Singapore Pte. Ltd.’s interests may not be the same as, or may conflict with, the interests of us or our stockholders. Tranglo cannot undertake certain actions or transactions without the consent of Ripple Labs Singapore Pte. Ltd, including but not limited to:

●	an initial public offering;
●	any determinations with respect to merger or sale of the whole or a substantial part of the assets;
●	changes to the capital structure
●	a change in the nature or scope of the business;
●	incurrence of certain amount of debt,
●	any declaration or payment of any dividends or other distribution of profits;
●	entering into any joint venture, partnership or profit sharing arrangement with any person and any amendment to the terms of such venture, partnership or arrangement;
●	variation of any rights attaching to any shares in the capital of Tranglo or making of any call upon monies unpaid in respect of any issued shares;
●	introduction or revision of any share option plan;
●	save for the issuance of shares or the grant of options in connection with or pursuant to any duly approved and established share option scheme or plan;
●	repurchase of shares other than pursuant to any duly approved and established share option scheme or plan(s); and
●	any related party transactions that exceed a certain amount of value.

These limitations could result in disagreement between Seamless and Ripple Labs Singapore Pte. Ltd. In the event of an unresolved disagreement between the shareholders, the Shareholders’ Agreement provides for means through which a deadlocked topic will be resolved, including through arbitration, which should minimize the impact of such disagreement on Tranglo’s business.

In the event of a deadlock between the parties, the matter will be referred to arbitration under the arbitration rules of the Singapore International Arbitration Center.

Employment Agreements

Seamless, through its subsidiaries, entered into employment agreements with certain of its executive officers. See “Executive Officer and Director Compensation-Executive Employment Agreements.” New employment agreements, with an annual salary of approximately $300,000, are expected to be entered into between Currenc and Mr. Kong, as Chairman, and Mr. Hui, as Chief Executive Officer.

The Articles contain provisions that limit the personal liability of Currenc’s directors and officers to Currenc for loss or damages incurred by Currenc as a result of the carrying out of their functions, unless that liability arises through the actual fraud or willful default of such person. See “Executive Officer and Director Compensation-Limitation on Liability and Indemnification Matters.”

Share Incentive Plan

See “Executive Officer and Director Compensation-Outstanding Equity Awards.”

Registration Rights Agreement

In connection with the Closing, on August 30, 2024, INFINT and certain existing shareholders of INFINT and Seamless (such parties, the “Holders”) entered into a registration rights agreement (the “Registration Rights Agreement”) to provide for the registration of Ordinary Shares issued to them in connection with the Business Combination. The Holders are entitled “piggy-back” registration rights with respect to registration statements filed following the consummation of the Business Combination, subject to certain requirements and customary conditions. Currenc will bear the expenses incurred in connection with the filing of any such registration statements.

Related Person Transactions Policy Following the Business Combination

It is anticipated that the Board will adopt a written Related Person Transactions Policy that sets forth Currenc’s policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of Currenc’s policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Currenc or any of its subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to Currenc as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of Currenc’s voting securities, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of Currenc’s voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to the audit committee (or, where review by the audit committee would be inappropriate, to another independent body of the Board) for review. To identify related person transactions in advance, Currenc will rely on information supplied by its executive officers, directors and certain significant shareholders. In considering related person transactions, the audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the risks, costs, and benefits to Currenc;

●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the terms of the transaction;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties.

The audit committee will approve only those transactions that it determines are fair to the company and in Currenc’s best interests. All of the transactions described above were entered into prior to the adoption of such policy.

Director Independence

The information contained under the heading “Director Independence” in Part III, Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to MRI Moores Rowland LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MRI Moores Rowland LLP in connection with regulatory filings. The aggregate fees billed by MRI Moores Rowland LLP for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the years ended December 31, 2024 and 2023, totaled $532,000 and $457,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MRI Moores Rowland LLP for audit related fees for the years ended December 31, 2024 and 2023.

Tax Fees. We did not pay MRI Moores Rowland LLP for tax planning and tax advice for the years ended December 31, 2024 and 2023.

All Other Fees. We did not pay MRI Moores Rowland LLP other fees for the years ended December 31, 2024 and 2023.

Audit Committee Pre-Approval Policy and Procedures

Our audit committee adopted its committee charter (the “Audit Committee Charter”) that sets forth the authority and procedures pursuant to which the audit committee shall pre-approve (or, where permitted under SEC rules to subsequently approve) audit and non-audit services proposed to be performed by the independent auditor.

The Audit Committee Charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for the Company by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the Audit Committee considers whether the service is permissible under applicable SEC rules. The Audit Committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent auditor, provided such pre-approval is presented to the full Audit Committee at its next scheduled meeting.

The services rendered by MRI Moores Rowland LLP from the Closing of the Business Combination until December 31, 2024 were pre-approved in accordance with the policies set forth above.

part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)

The following documents are included on pages F-1 through F-17 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

2.1*	Business Combination Agreement, dated as of August 3, 2022, by and among INFINT Acquisition Corporation, FINTECH Merger Sub Corp. and Seamless Group Inc. (included as Annex A to the proxy statement/prospectus)
2.2*	Amendment No. 1 to the Business Combination Agreement, dated as of October 20, 2022, by and among INFINT, Merger Sub and Seamless (included as Annex A to the proxy statement/prospectus)
2.3*	Amendment No. 2 to the Business Combination Agreement, dated as of November 29, 2022, by and among INFINT, Merger Sub and Seamless (included as Annex A to the proxy statement/prospectus)
2.4*	Amendment No. 3 to the Business Combination Agreement, dated as of February 20, 2023, by and among INFINT, Merger Sub and Seamless (included as Annex A to the proxy statement/prospectus)
3.1*	Second Amended and Restated Memorandum and Articles of Association of INFINT Acquisition Corporation, dated February 14, 2023 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-41079) as filed with the SEC on February 15, 2023)
3.2*	Third Amended and Restated Memorandum and Articles of Association of INFINT Acquisition Corporation, dated August 18, 2023 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-41079) as filed with the SEC on August 22, 2023)
3.3*	Fourth Amended and Restated Memorandum and Articles of Association of INFINT Acquisition Corporation, dated February 16, 2024 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-41079) as filed with the SEC on February 20, 2024)
3.4*	Fifth Amended and Restated Memorandum and Articles of Association of Currenc Group Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-41079) as filed with the SEC on September 6, 2024)
4.1*	Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to Form S-1/A (File No. 333-256310) as filed with the SEC on November 10, 2021)
4.2*	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 3.2 to Form 8-K (File No. 001-41079) as filed with the SEC on September 6, 2024)
4.3*	Warrant Agreement, dated November 23, 2021, between INFINT Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-41079) as filed with the SEC on December 1, 2021)
10.1*	Registration Rights Agreement, dated November 23, 2021, among INFINT Acquisition Corporation and certain security holders named therein (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-41079) as filed with the SEC on December 1, 2021)
10.2*	Letter Agreement, dated November 23, 2021, among INFINT Acquisition Corporation, INFINT Capital LLC certain security holders named therein (incorporated herein by reference to Exhibit 10.7 to Form 8-K (File No. 001-41079) as filed with the SEC on December 1, 2021)
10.3*	Investment Management Trust Agreement, dated November 23, 2021, between INFINT Acquisition Corporation and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-41079) as filed with the SEC on December 1, 2021)

10.4*	Currenc Group Inc. 2024 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-41079) as filed with the SEC on September 6, 2024)
10.5*	Form of Lock-up Agreement (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-41079) as filed with the SEC on September 6, 2024)
10.6*	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-41079) as filed with the SEC on September 6, 2024)
10.7*	Shareholder Support Agreement, dated as of August 3, 2022, by and among INFINT and certain shareholders of Seamless (included as Annex G to the proxy statement/prospectus)
10.8*	Sponsor Support Agreement, dated as of August 3, 2022, by and among INFINT, Sponsor and Seamless (included as Annex H to the proxy statement/prospectus)
10.9*	Option Deed for the Grant of Option, dated as of June 2, 2022, by and between Seamless Group Inc. and Noble Tack International Limited
10.10(a)*	Amended and Restated Convertible Bond Instrument, dated September 14, 2021, and related Amendment Agreement, dated September 14, 2021, by and among Seamless Group Inc., Regal Planet Limited and Chelsea Vanguard Fund
10.10(b)*	Amended Agreement, dated September 14, 2021, by and among Seamless Group Inc., Regal Planet Limited and Chelsea Vanguard Fund.
10.10(c)*	Second Amendment Agreement dated December 9, 2022 between Seamless Group Inc. and Chelsea Vanguard Fund
10.10(d)*	Loan Agreement dated December 9, 2022 between Seamless Group Inc. and Chelsea Vanguard Fund
10.10(e)*	Third Amended Agreement dated September 14, 2023, by and among Seamless Group Inc., Regal Planet Limited and Chelsea Vanguard Fund.
10.10(f)*	Second Amended and Restated Convertible Bond Instrument, dated September 13, 2023, by and among Seamless Group Inc., Regal Planet Limited and Chelsea Vanguard Fund.
10.11*	Loan Agreement, dated August 26, 2022 by and between Seamless Group Inc. and Regal Planet Limited
10.12*	Loan Agreement, dated March 15, 2022, by and between Seamless Group Inc. and Regal Planet Limited
10.13*	Loan Agreement, dated December 28, 2021, by and between Seamless Group Inc. and Alexander Kong King Ong
10.14*	Loan Agreement, dated January 12, 2022, by and between Seamless Group Inc. and Hui Ka Wah Ronnie
10.15*	Loan Agreement, dated December 20, 2021, by and between Seamless Group Inc. and Wong Wing Chi
10.16*	Pay-Out Support Provider Agreement: Tranglo, dated March 10, 2021, by and between Ripple Services Inc. and Tranglo Pte. Ltd.
10.17*	Pay-Out Support Provider Addendum, dated March 10 2021, by and between Ripple Services Inc. and Tranglo Pte. Ltd.
10.18*	Addendum to Terms and Conditions of Independent Reserve, dated June 21, 2021, by and between Tranglo Pte. Ltd. and Independent Reserve SG Pte. Ltd.
10.19*	Memorandum of Agreement, dated May 12, 2021, by and between Betur, Inc. and Tranglo Pte. Ltd.
10.20*	Coins.ph User Agreement, dated April 1, 2013
10.21*	Independent Reserve Terms and Conditions
10.22*	Cooperation Agreement between PT E2Pay Global Utama and PT WalletKu Indompet Indonesia Regarding Use of Electronic Money Products dated March 18, 2020
10.23*	Addendum I of Use of Electronic Money Products Cooperation Agreement, dated December 1, 2022, by and between PT E2Pay Global Utama and PT WalletKu Indompet Indonesia.
10.24*	Promissory Note, dated May 1, 2023, issued by INFINT Acquisition Corporation to InFinT Capital LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the SEC on May 4, 2023)
10.25*	Deed of Guarantee, dated May 25, 2023, by and among Regal Planet Limited, Seamless Group Inc., Alexander King Kong Ong and Ripple Labs Singapore Pte. Ltd.

10.26(a)*	Shareholders’ Agreement relating to Tranglo Sdn Bhd, dated March 19,2021, by and among Tranglo Sdn Bhd, Ripple Labs Singapore Pte. Ltd, and TNG Fintech Group Inc. (predecessor to Seamless Group Inc.)
10.26(b)*	Amendment No. 1 to Shareholders’ Agreement, dated April 13, 2023, by and between among Tranglo Sdn Bhd, Ripple Labs Singapore Pte. Ltd, and Seamless Group Inc.
10.27*	Deed of Guarantee, dated September 16, 2022, by and among Regal Planet Limited, Seamless Group Inc., Alexander Kong King Ong and Ripple Labs Singapore Pte. Ltd.
10.28*	Master XRP Commitment to Sell Agreement, dated September 12, 2022, by and among Ripple Labs Singapore Pte. Ltd. and GEA Limited.
10.29*	Side Letter to the Shareholders’ Agreement relating to Tranglo Sdn Bhd, dated November 29, 2021, by and among Tranglo Sdn Bhd, Ripple Labs Singapore Pte. Ltd, and TNG Fintech Group Inc. (predecessor to Seamless Group Inc.)
10.30*	Secondment Agreement, dated November 29, 2021, by and among Ripple Labs Singapore Pte. Ltd., Tranglo Sdn Bhd and Tranglo Pte Ltd.
10.31(a)*	Master XRP Commitment to Sell Agreement, dated March 10, 2022, by and among Ripple Labs Singapore Pte. Ltd. and Tranglo Pte. Ltd.
10.31(b)*	Amendment to Master XRP Commitment to Sell Agreement, dated April 15, 2022, by and among Ripple Labs Singapore Pte. Ltd. and Tranglo Pte. Ltd.
10.31(c)*	Amendment No.2 to Master XRP Commitment to Sell Agreement, dated May 24, 2022, by and among Ripple Labs Singapore Pte. Ltd. and Tranglo Pte. Ltd.
10.31(d)*	Amendment No.3 to Master XRP Commitment to Sell Agreement, dated September 12, 2022, by and among Ripple Labs Singapore Pte. Ltd. and Tranglo Pte. Ltd.
10.31(e)*	Amendment No.4 to Master XRP Commitment to Sell Agreement, dated December 31, 2023, by and among Ripple Labs Singapore Pte. Ltd. and Tranglo Pte. Ltd.
10.32*	Side Letter to the Shareholders’ Agreement relating to the first shareholders’ meeting, dated December 15, 2021, by and among Tranglo Sdn Bhd, Ripple Labs Singapore Pte. Ltd, and TNG Fintech Group Inc. (predecessor to Seamless Group Inc.)
10.33*	Side Letter to the Secondment Agreement, dated June 27, 2023 by and among Ripple Labs Singapore Pte. Ltd., Tranglo Sdn Bhd and Tranglo Pte Ltd.
10.34*	Side Letter to the Shareholders’ Agreement, dated November 7, 2023, by and among Tranglo Sdn Bhd, Ripple Markets APAC Pte Ltd. (successor to Ripple Labs Singapore Pte. Ltd) and Seamless Group Inc. (successor to TNG Fintech Group Inc.)
10.35*	Amended and Restated Promissory Note, dated September 13, 2023, issued by INFINT Acquisition Corporation to InFinT Capital LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the SEC on September 15, 2023)
10.36*	Promissory Note, dated March 6, 2024, issued by INFINT Acquisition Corporation to Seamless Group Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the SEC on March 15, 2024)
10.37*	Side Letter Regarding Termination of the Second Agreement, dated January 1, 2024, by and among Ripple Labs Singapore Pte. Ltd., Tranglo Sdn Bhd and Tranglo Pte Ltd
10.38*	Bitstamp Global Ltd Terms and Conditions
10.39*	Philippine Digital Asset Exchange Terms and Conditions
10.40*	Consent Letter, dated as of May 22, 2024, by and between Seamless Group Inc. and Noble Tack International Limited
10.41*	Convertible Note Purchase Agreement, dated August 30, 2024, by and between Currenc Group Inc., Seamless Group Inc, and Pine Mountain Holdings Limited. (incorporated herein by reference to Exhibit 10.5 to Form 8-K (File No. 001-41079) as filed with the SEC on September 6, 2024)
10.42*	Form of Note (incorporated herein by reference to Exhibit 10.6 to Form 8-K (File No. 001-41079) as filed with the SEC on September 6, 2024)
10.43*	Form of Warrant Agreement dated August 30, 2024, by and between Currenc Group Inc., Seamless Group Inc, and Pine Mountain Holdings Limited. (incorporated herein by reference to Exhibit 10.7 to Form 8-K (File No. 001-41079) as filed with the SEC on September 6, 2024)
10.44*	Promissory Note dated August 30, 2024 by and between INFINT Acquisition Corp. and EF Hutton LLC (incorporated herein by reference to Exhibit 10.8 to Form 8-K (File No. 001-41079) as filed with the SEC on September 6, 2024)

10.45*	Promissory Note dated August 30, 2024 by and between INFINT Acquisition Corp. and Greenberg Traurig LLP (incorporated herein by reference to Exhibit 10.9 to Form 8-K (File No. 001-41079) as filed with the SEC on September 6, 2024)
10.46*	Promissory Note dated August 30, 2024 by and between INFINT Acquisition Corp. and INFINT Capital LLC (incorporated herein by reference to Exhibit 10.10 to Form 8-K (File No. 001-41079) as filed with the SEC on September 6, 2024)
10.47*	List of Subsidiaries of Currenc Group Inc. (incorporated herein by reference to Exhibit 21.1 to Form 8-K (File No. 001-41079) as filed with the SEC on September 6, 2024)
10.48*	ELOC Purchase Agreement between us and Arena, dated February 10, 2025 (incorporated herein by reference to Exhibit 10.48 to Form S-1 (File No. 333- 284957) as filed with the SEC on February 14, 2025)
19**	Insider Trading Policy
31.1**	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following Currenc Group Inc. financial information for the Year Ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity and Temporary Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed.

**	Filed herewith.

+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENC GROUP INC.

By:	/s/ Ronnie Ka Wah Hui
Name:	Ronnie Ka Wah Hui
Title:	Chief Executive Officer
Dated:	April 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	Name	Title	Date

By:	/s/ Ronnie Ka Wah Hui	Principal Executive Officer	April 14, 2025
Ronnie Ka Wah Hui

By:	/s/ Ronnie Ka Wah Hui	Principal Financial Officer	April 14, 2025
Ronnie Ka Wah Hui

By:	/s/ Alexander King Ong Kong	Director and Chair	April 14, 2025
Alexander King Ong Kong

By:	/s/ Kevin Chen	Director	April 14, 2025
Kevin Chen

By:	/s/ Eric Weinstein	Director	April 14, 2025
Eric Weinstein

CURRENC GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF CURRENC GROUP INC. AND SUBSIDIARIES

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Currenc Group Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainties

As disclosed in Note 2 to the consolidated financial statements, as of December 31, 2024, the Company had cash balances of $63.8 million, a working capital deficit of $57.9 million and net capital deficit of $41.8 million. For the year ended December 31, 2024, the Company had a net loss of $38.8 million and net cash provided by operating activities of $3.5 million. Net cash used in investing activities was $0.6 million. These conditions cast substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of these conditions and management’s plans to mitigate these conditions are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ MRI Moores Rowland LLP

We have served as the Company’s auditor since 2024.

PCAOB ID No.: 6955

Singapore

April 14, 2025

MRI Moores Rowland LLP (T14LL1146H)

72 Anson Road #07-04 Anson House, Singapore 079911

Web www.mooresrowland.sg Tel + 65 6221 6116

Offices in

Australia | China | Hong Kong | India | Indonesia | Japan | Malaysia | Philippines | Singapore | Taiwan | Tajikistan | Thailand | Vietnam

CURRENC GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	63,821,397	48,516,765
Short-term investments	-	300,000
Restricted cash	40,742	5,428,790
Accounts receivable, net	2,115,681	2,450,871
Prepayments to remittance agents	-	137,854
Escrow money receivable	-	5,014,829
Amounts due from related parties	560,823	7,287,376
Prepayments, receivables and other assets	24,738,392	34,225,239
Total current assets	91,277,035	103,361,724
Non-current assets:
Investment in an equity security	-	100,000
Equipment, net	1,055,520	1,016,490
Right-of-use asset	349,240	154,234
Intangible assets, net	3,386,117	9,191,713
Goodwill	12,059,428	27,001,383
Deferred tax assets	342,822	664,888
Total non-current assets:	17,193,127	38,128,708
Total assets	108,470,162	141,490,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings	20,150,058	17,804,093
Receivable factoring	258,415	423,483
Escrow money payable	-	360,207
Client money payable	-	4,645,290
Accounts payable, accruals and other payables	59,119,916	53,988,231
Amounts due to related parties	67,697,074	86,488,519
Convertible bonds	1,750,000	10,000,000
Lease liabilities	171,909	152,325
Total current liabilities	149,147,372	173,862,148
Non-current liabilities:
Borrowings	-	2,506,974
Deferred tax liabilities	876,912	1,246,760
Employee benefit obligation	45,289	59,849
Lease liabilities	156,647	-
Other payables	-	-
Total non-current liabilities:	1,078,848	3,813,583
Total liabilities	150,226,220	177,675,731

Commitments and contingencies (Note 21)

Mezzanine equity	-	2,957,948
Shareholders’ deficit:
Ordinary shares (US$0.0001 par value; 555,000,000 shares authorized 46,527,999 and 33,980,753 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively) (1)	4,653	3,398
Additional paid-in capital	65,638,838	29,227,005
Accumulated deficit	(131,522,902)	(92,075,379)
Accumulated other comprehensive income	(108,122)	88,366
Total shareholders’ deficit attributable to Seamless Group Inc.	(65,987,533)	(62,756,610)
Non-controlling interests	24,231,475	23,613,363
Total deficit	(41,756,058)	(39,143,247)
Total liabilities and shareholders’ deficit	108,470,162	141,490,432

(1)	Retrospectively restated to reflect Reverse Recapitalization – See Note 1 and Note 2.

The accompanying notes form an integral part of these consolidated financial statements.

CURRENC GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2024	2023
	US$	US$

Revenue	46,435,412	53,255,361
Cost of revenue	(31,843,467)	(35,899,057)
Gross profit	14,591,945	17,356,304
Selling expenses	(13,408)	(25,880)
General and administrative expenses	(41,954,296)	(23,976,209)
Loss from operations	(27,375,759)	(6,645,785)
Finance costs, net	(8,515,214)	(8,002,552)
Other income/(loss)	(2,193,865)	839,606
Other expenses	(163,621)	(85,574)
Loss before income tax	(38,248,459)	(13,894,305)
Income tax expense	(578,303)	(523,481)
Net loss	(38,826,762)	(14,417,786)
Net income attributable to non-controlling interests	(648,559)	(888,764)
Net loss attributable to Seamless Group Inc.	(39,475,321)	(15,306,550)

Loss per share, basic and diluted	(1.03)	(0.45)

Shares used in loss per share computation, basic and diluted	38,163,168	33,980,753

Other comprehensive income (loss):
Foreign currency translation adjustments	(209,531)	10,608
Total comprehensive loss	(39,036,293)	(14,407,178)
Total comprehensive income attributable to non-controlling interests	(649,980)	(871,614)
Total comprehensive loss attributable to Seamless Group Inc.	(39,686,273)	(15,278,792)

(1)	Retrospectively restated to reflect Reverse Recapitalization – See Note 1 and Note 2.

The accompanying notes form an integral part of these consolidated financial statements.

CURRENC GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

					Accumulated Other Comprehensive Loss
	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Foreign currency translation adjustments	Remeasurement of post-employee benefits obligation	Total Shareholders’ Deficit	Non-controlling Interests	Total Deficit
Balance at January 1, 2023	58,030,000	58,030	29,172,373	(76,768,829)	40,793	20,505	(47,477,128)	22,741,749	(24,735,379)
Retroactive application of the recapitalization	(24,049,247)	(54,632)	54,632	—	—	—	—	—	—
Balance at January 1, 2023 (as adjusted)	33,980,753	3,398	29,227,005	(76,768,829)	40,793	20,505	(47,477,128)	22,741,749	(24,735,379)
Net loss	—	—	—	(15,306,550)	—	—	(15,306,550)	888,764	(14,417,786)

Remeasurement for the year	—	—	—	—	—	(690)	(690)	—	(690)

Foreign currency translation adjustments	—	—	—	—	27,758	—	27,758	(17,150)	10,608
Balance at December 31, 2023	58,030,000	58,030	29,172,373	(92,075,379)	68,551	19,815	(62,756,610)	23,613,363	(39,143,247)
Retroactive application of the recapitalization	(24,049,247)	(54,632)	54,632	-	-	-	-	-	-
Balance at January 1, 2024 (as adjusted)	33,980,753	3,398	29,227,005	(92,075,379)	68,551	19,815	(62,756,610)	23,613,363	(39,143,247)
Net loss	—	—	—	(39,475,321)	—	—	(39,475,321)	648,559	(38,826,762)
Foreign currency translation adjustments	—	—	—	—	(210,952)	—	(210,952)	1,421	(209,531)
Disposal of subsidiaries				27,798	—	—	27,798	—	27,798
Share-based compensation	3,964,324	396	20,869,721	—	—	—	20,870,117	—	20,870,117
Issuance of share capital (before Business Combination)	2,054,923	206	22,350,001	—	—	—	22,350,207	—	22,350,207
Business Combination and PIPE Financing	6,527,999	653	(6,807,889)	—	—	—	(6,807,236)	—	(6,807,236)
Acquisition of subsidiaries	—	—	—	—	—	—	—	(31,868)	(31,868)

Remeasurement for the year	—	—	—	—	—	14,464	14,464	—	14,464
Balance at December 31, 2024	46,527,999	4,653	65,638,838	(131,522,902)	(142,401)	34,279	(65,987,533)	24,231,475	(41,756,058)

The accompanying notes form an integral part of these consolidated financial statements.

CURRENC GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023
	US$	US$
Cash flows from operating activities:
Net loss	(38,826,762)	(14,417,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expense for share-based compensation	20,869,721	—
Non-cash expense for share issued for service providers	1,000,000	—
Non-cash offering costs for convertible note	2,512,000	—
Non-cash finance cost for debt conversion	340,159	—
Amortization of discount on convertible bonds	—	807,860
Depreciation of equipment	525,295	607,138
Depreciation of right-of-use assets	185,107	183,198
Amortization of intangible assets	2,186,175	3,200,843
Reversal of provision for doubtful debts	143,748	—
Impairment loss on receivables	3,158,042	—
Gain on disposal of subsidiaries	(21,738,102)	—
Goodwill impairment	14,941,955	—
Deferred income taxes	127,660	494,737
Gain on disposal of fixed assets	—	(36,519)
Unrealized foreign exchange loss/(gain)	(659,467)	(65,981)
Changes in operating assets and liabilities:
Accounts receivable	140,559	605,202
Prepayments to remittance agents	98,603	(45,631)
Amounts due to immediate holding company	(393,227)	(391,432)
Amounts due from related parties	4,183,438	(5,348,525)
Prepayments, receivables and other assets	7,980,401	2,502,972
Escrow money payable	10,386	80,006
Client money payable	(416,711)	(1,593,194)
Accounts payable, accruals and other payables	14,220,717	(4,827,110)
Amounts due to related parties	(6,925,748)	3,149,825
Lease liabilities	(213,709)	(192,097)
Net cash provided by/(used in) operating activities	3,450,240	(15,286,494)

Cash flows from investing activities:
Purchases of property, plant and equipment	(576,674)	(291,856)
Proceed received from disposal of property, plant and equipment	—	36,679
Decrease in short-term investments	—	1,700,000
Cash acquired from business combination	43,508	—
Acquisition of a subsidiary	(31,868)	—
Net cash (used in)/provided by investing activities	(565,034)	1,444,823

Cash flows from financing activities:
Proceeds from borrowings	640,935	1,251,752
Repayment of borrowings	(221,258)	(2,212,067)
Proceeds from receivable factoring	2,030,659	2,210,415
Repayment of receivable factoring	(2,183,787)	(2,447,748)
Proceeds from convertible bonds	1,750,000	—
Net cash provided by/(used in) financing activities	2,016,549	(1,197,648)

Net increase/(decrease) in cash and cash equivalents	4,901,755	(15,039,319)
Cash and cash equivalents, restricted cash and escrow money receivable at beginning of year	58,960,384	73,999,703
Cash and cash equivalents, restricted cash and escrow money receivable at end of year	63,862,139	58,960,384

Supplemental disclosure of cash flow information:
Income taxes received/(paid)	(445,530)	761,333
Interest paid	(1,073,407)	(1,819,174)

The accompanying notes form an integral part of these consolidated financial statements.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Initial Public Offering

On November 23, 2021, INFINT consummated its initial public offering (the “Initial Public Offering”) of 17,391,200 units (each a “Unit”) at a price of $10.00 per Unit and the sale of 7,032,580 private placement warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement (the “Private Placement”) to the Sponsor that closed simultaneously with the closing of the Initial Public Offering. On November 23, 2021, the Underwriters exercised their over-allotment option in full, according to which INFINT consummated the sale of an additional 2,608,680 Units, at $10.00 per Unit, and the sale of an additional 764,262 Private Warrants, at $1.00 per Private Warrant. Following the closing of the over-allotment option, INFINT generated total gross proceeds of $207,795,642 from the Initial Public Offering and the Private Placement, of which INFINT raised $199,998,800 in the Initial Public Offering, $7,796,842 in the Private Placement and of which $202,998,782 was placed in INFINT’s Trust Account with Continental Stock Transfer & Company as trustee, established for the benefit of INFINT’s public shareholders. The Underwriters received a cash underwriting discount of (i) one and one-quarter percent (1.25%) of the gross proceeds of the Initial Public Offering, or $2,499,985, and (ii) one half of a percent (0.5%) in the form of representative shares (69,999 INFINT Class B ordinary shares to EF Hutton and 30,000 INFINT Class B ordinary shares to JonesTrading). In addition, the Underwriters were entitled to a deferred fee of three percent (3.00%) of the gross proceeds of the Initial Public Offering, or $5,999,964, upon the closing of the Business Combination, pursuant to the underwriting agreement dated November 18, 2021 (the “Underwriting Agreement”). The deferred fee was partially paid in cash from the amounts held in the Trust Account and partially settled through a promissory note issued upon the closing of the Business Combination

Business Combination

On August 30, 2024 (the “Closing Date”), INFINT, INFINT Fintech Merger Sub Corp., a Cayman Islands exempted company and wholly owned subsidiary of INFINT (“Merger Sub”), and Seamless Group Inc., a limited liability company under the laws of the Cayman Islands (along with its wholly owned subsidiaries, “Seamless”), consummated a business combination pursuant to the business combination agreement, dated as of August 3, 2022, as amended (the “Business Combination Agreement”).

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

As consideration for the Business Combination, Currenc issued to Seamless shareholders an aggregate of 40,000,000 ordinary shares (the “Exchange Consideration”). In addition, Currenc issued 400,000 commitment shares to the private investment in public equity (“PIPE”) investor (as described below) and an aggregate of 200,000 shares to vendors in connection with the Closing, issued promissory notes for approximately $5.7 million to EF Hutton LLC (“EF Hutton”), approximately $3.2 million to Greenberg Traurig LLP (“Greenberg Traurig”), and $603,623 to INFINT Capital LLC (the “Sponsor”), and entered into a $1.75 million PIPE Offering, as set forth below.

Simultaneous with the closing of the Business Combination, Currenc also completed a series of private financings, issuing a Convertible Note for $1.94 million, 400,000 commitment shares, and warrants to purchase 136,110 ordinary shares in a private placement to a PIPE investor (the “PIPE Offering”), which raised $1.75 million in net proceeds.

The Company’s principal subsidiaries at December 31, 2024 are set out below:

			Percentage of ownership held by the Company
Company Name	Place of incorporation	Principal activities	Directly	Indirectly
Seamless Group Inc.	Cayman Islands	Investment holding	100%
Dynamic Investment Holdings Limited	Cayman Islands	Investment holding		100%
Bagus Fintech Pte. Ltd.	Singapore	Providing business center services	—	100%
Dynamic (Asia) Holdings Limited	Cayman Islands	Investment holding	—	100%
Seamless AI Inc.	BVI	Investment holding	—	51%
Seamless Lab Limited	Hong Kong	Development of AI call center and system integration	—	51%
Tranglo Sdn. Bhd.	Malaysia	Provision of international airtime reload, international money transfer services, its related implementation, technical and maintenance services	—	60%
PT Tranglo Indonesia	Indonesia	Operating money remittance business	—	60%
PT Tranglo Solusindo	Indonesia	Providing and sourcing airtime and other related services	—	60%
Tranglo (MEA) Limited	Hong Kong	Providing and sourcing airtime and other related services	—	60%
Tranglo Europe Ltd	United Kingdom	Operating money remittance business	—	60%
Tranglo Pte. Ltd.	Singapore	Operating money remittance business	—	60%
Treatsup Sdn. Bhd.	Malaysia	Research, development and commercialisation of Treatsup application and provision of implementation, technical services and maintenance related to the application	—	60%
Dynamic Indonesia Holdings Limited	Cayman Islands	Investment holding	—	100%
Dynamic Indonesia Pte. Ltd.	Singapore	Retail sales via the internet and development of other software and programming activities	—	82.0%
PT Dynamic Wallet Indonesia	Indonesia	Business operations have not commenced	—	82.2%
PT Walletku Indompet Indonesia	Indonesia	(i) Retail commerce through media, for textile commodities, clothing, footwear and personal needs, (ii) web portal and/or digital platforms for commercial purposes, and (iii) software publisher	—	82.2%

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2 Summary of significant accounting policies

(a) Basis of presentation and principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Currenc Group Inc. and its majority-owned subsidiaries. Non-controlling interest is recorded in the consolidated financial statements to recognize the minority ownership interest in the consolidated subsidiaries. Non-controlling interest in the profits and losses represent the share of net income or loss allocated to the minority interest holders of the consolidated subsidiaries. All intercompany transactions and balances have been eliminated in these consolidated financial statements.

(b) Retroactive Application of Reverse Recapitalization

Pursuant to ASC 805-40 Reverse Acquisitions, for financial accounting and reporting purposes, Seamless was deemed the accounting acquirer with INFINT being treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization (the “Reverse Recapitalization”). Accordingly, the audited condensed consolidated financial statements of the Company represent a continuation of the financial statements of Seamless, with the Business Combination being treated as the equivalent of Seamless issuing stock for the net assets of INFINT, accompanied by a recapitalization. The net liabilities of INFINT were stated at historical cost, with no goodwill or other intangible assets recorded, and were consolidated with Seamless’ financial statements on the Closing Date. The number of Seamless common shares for all periods prior to the Closing Date have been retrospectively adjusted using the exchange ratio that was established in accordance with the Business Combination Agreement, after adjusting for the share repurchase disclosed in Note 3 (the “Exchange Ratio”).

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

Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Statements of Operations and Comprehensive Loss

Furthermore, based on the retroactive application of the reverse recapitalization to the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Deficit, Seamless recalculated the weighted-average shares for the pre-Business Combination portion of the years ended December 31, 2024 and 2023. The basic and diluted weighted-average Seamless common shares were retroactively converted to Currenc ordinary shares using the Exchange Ratio to conform to the recast periods (see Note 2 (i), Net income (loss) per share, for additional information).

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

Further details of the Reverse Recapitalization are contained in Note 3, Reverse Recapitalization and Related Transactions.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Summary of significant accounting policies

(c) Going concern

The accompanying audited consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2024, the Company had cash balances of $63.8 million, a working capital deficit of $57.9 million and net capital deficit $41.8 million. For the year ended December 31, 2024, the Company had a net loss of $38.8 million and net cash provided by operating activities of $3.5 million. Net cash used in investing activities was $0.6 million. These conditions cast substantial doubt about the Company’s ability to continue as a going concern.

While the Company believes that it will be able to grow the Company’s revenue base and control expenditures, there is no assurance that it will be able to achieve these goals. As a result, the Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed to finance the Company’s business development activities, general and administrative expenses and growth strategy. In addition, on February 10, 2025, the Company entered into the ELOC Purchase Agreement with a third party. Under the ELOC scheme, the company will have the capacity to issue additional shares and dispose in the market for extra liquidity, up to $10,000,000 worth of ordinary shares.

(d) Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Certain accounting estimates of the Company require a higher degree of judgment than others in their application. These include valuation of goodwill, provision for credit losses, impairment of long-lived assets, valuation of convertible bonds, income tax, valuation of ESOS and estimates related to lease accounting involving discount rates used in lease calculations (if estimate using incremental borrowing rate) and Lease term assumptions considering exercise of renewal or termination options. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

(e) Foreign currency

Foreign subsidiaries have designated the local currency of their respective countries as their functional currency. Transactions denominated in foreign currencies are re-measured into the functional currency at the exchange rates prevailing on the transaction dates. Monetary assets and liabilities denominated in foreign currencies are re-measured at the exchange rates prevailing at the balance sheet date. Exchange gains and losses are included in the consolidated statements of operations and comprehensive loss. Non-monetary items are not subsequently re-measured.

The Company uses the average exchange rate for the year and the exchange rate at the balance sheet date to translate the operating results and financial position, respectively, from the functional currency into the US dollar. Translation differences are recorded in accumulated other comprehensive loss, a component of shareholders’ equity.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Summary of significant accounting policies (Continued)

(f) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use and with original maturities of three months or less when purchased.

(g) Short-term investments

Short-term investments include fixed deposits with original maturities of greater than three months but less than one year.

(h) Restricted cash

Restricted cash includes the balance in the Company’s e-wallet mobile application held by the Company on behalf of the individual e-wallet users. It is the Company’s policy to maintain approximately 110% of the amount deposited in case of immediate cash withdrawal by e-wallet users.

It also includes fixed deposits pledged to the banks as security for banking facilities granted to the Company.

(i) Accounts receivable

Accounts receivable represents the amounts that the Company has an unconditional right to receive. The Company complies with Accounting Standards Codification (“ASC”) 326, which employs an approach based on expected losses to estimate the allowance for doubtful accounts.

To measure the expected credit losses, accounts receivable has been grouped based on shared credit risk characteristics and the days past due. For certain large customers or customers with a high risk of default, the Company assesses the risk of loss of each customer individually based on their financial information, past trends of payments and, where applicable, an external credit rating. Also, the Company considers any accounts receivable having financial difficulty or in default with significant balances outstanding for more than 60 days to be credit-impaired, and assesses the risk of loss for each of these accounts individually. The expected loss rates are based on the payment profiles of sales over a period of 12 months from the measurement date and the corresponding historical credit losses experienced within this period. The historical loss rates are adjusted to reflect current and forward-looking information on macroeconomic factors affecting the ability of the customers to settle their debts.

The Company has recorded a credit loss of US$484,303 and US$187,462 as of December 31, 2024 and 2023, respectively.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Summary of significant accounting policies (Continued)

(j) Escrow money receivable

Escrow money receivable arises due to the time required to initiate collection from and clear transactions through external merchants. Escrow money receivable represents the money collected by merchants when e-wallet users fund mobile payments through the Company’s e-wallet mobile application, and there is a clearing period before the cash is received or settled, usually up to five business days.

Escrow money receivables are recognized initially at the amount of consideration that is unconditional unless they contain significant financing components, when they are recognized at fair value. The Company holds the escrow money receivables with the object to collect the contractual cash flows and therefore measures them subsequently at amortized cost using the effective interest method.

(k) Investment in an equity security

The Company elected to record the equity investment in a privately held company using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer. It is subject to periodic impairment reviews. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security.

(l) Equipment, net

Equipment, net is stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Historical cost includes expenditures that are directly attributable to the acquisitions of the fixed assets. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. The carrying amount of any component accounted for as a separate asset is derecognized when replaced. All other repairs and maintenance are charged to the consolidated statements of operations and comprehensive loss during the year in which they are incurred.

Depreciation of equipment is calculated using the straight-line method with no residual values over their estimated useful lives, as follows:

Office equipment	10%
Furniture and fittings	10%
Renovation	10%
Signboard	10%
Computer peripherals	33%
Electrical installation	10%
Mobile phone	33%
Motor vehicle	20%
Air conditioners	10%
Store equipment	20%

The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at the end of each reporting period.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Summary of significant accounting policies (Continued)

(k)	Equipment, net (Continued)

An asset’s carrying amount is written down immediately to its recoverable amount if the asset’s carrying amount is greater than its estimated recoverable amount.

Gains and losses on disposals of equipment are determined by comparing the proceeds with the carrying amount and are recognized in the consolidated statements of operations and comprehensive loss.

(m) Intangible assets, net

Intangible assets primarily consist of acquired computer software, developed technologies and trade names and trademarks. These intangible assets are amortized over a period of 5 years, 7 years and 10 years on a straight-line basis, respectively.

(n) Goodwill

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

During the year ended December 31, 2024, the Company performed the annual assessment, determined that the goodwill associated with the Indonesian airtime and remittance business was impaired, and recorded impairment charges of $14.9 million.

(o) Impairment of long-lived assets other than goodwill

Long-lived assets such as equipment and software with finite lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment of the long-lived assets by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available.

During the year 2024, the Company have performed an impairment assessment, determined that the Intangible assets of TNGA and GEA business were impaired, and recorded impairment charges of $5.4 million.

The Company did not record any impairment of long-lived assets during the years ended December 31 2023.

(p) Escrow Money Payable

Escrow money payable arises due to the time required to initiate collection from and clear transactions through external merchants. Escrow money payable represents the money paid by merchants when e-wallet users execute mobile payment through the Company’s e-wallet mobile application, and there is a clearing period before the cash is received or settled, usually up to five business days.

(q) Client money payable

Client money payable relates to the Company’s e-wallet mobile application and is represented by the amounts due to e-wallet users held by the Company. Client money is maintained in the e-wallet until a transfer or withdrawal is requested by the e-wallet users.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Summary of significant accounting policies (Continued)

(r) Convertible bond

The Company accounts for convertible debt instruments in accordance with FASB ASU 2020-06, which eliminates the previous requirements to separately recognize an equity component for certain convertible instruments. All convertible debt instruments are accounted for as a single liability measured at amortized cost, unless they meet the criteria for derivative accounting under ASC 815.

Under this guidance, there is no longer a separation of liability and equity components, and therefore no allocation of proceeds to an equity component or recognition of a debt discount related to conversion features. Interest expense is recognized based on the contractual coupon rate, eliminating the additional non-cash interest expense that previously resulted from amortizing a debt discount.

If a conversion of the bonds occurs at more favorable terms than the original agreement, the Company assesses whether an inducement is present. Any incremental fair value transferred in excess of the fair value of the original securities or consideration issuable is recognized as a debt conversion expense.

(s) Fair value of financial instruments

ASC 820, Fair Value Measurements, provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance classifies fair value measurements in one of the following three categories for disclosure purposes:

Level 1 —	Observable inputs such as quoted prices in active markets.
Level 2 —	Inputs other than the quoted prices in active markets that are observable either directly or indirectly. These include quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active.
Level 3 —	Unobservable inputs of which there is little or no market data, which require the Company to develop its own assumptions.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company elected to apply the fair value option to its PIPE Convertible Notes described in Note 14, Convertible bonds and notes. These financial liabilities were initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date. The Company elected to present the fair value and the accrued interest component separately in the statements of operations. Changes in fair value of debt presented in the “Other income” or “Other expenses” line item under other income in the statements of operations.

The Company estimates the fair value of its PIPE Convertible Notes using the Income Approach (Binomial Option Pricing Model). The fair value measurement incorporates both observable and unobservable inputs, classified as Level 3 within the fair value hierarchy.

The PIPE Convertible Notes were initially recognized on August 31, 2024, upon issuance.

As of August 31, 2024, and December 31, 2024, the key assumptions used in the valuation were as follows:

Key Assumptions	August 31, 2024	December 31, 2024
Stock Price (USD)	6.28	1.80
Risk-Free Rate (%)	4.11	4.09
Volatility Rate (%)	36.86	47.23
Bond Yield (%)	15.55	13.90

The fair value derived from the Binomial Option Pricing Model reflected changes in market conditions, including fluctuations in stock price, volatility, and credit risk. While the valuation as of December 31, 2024, incorporated updated assumptions, the resulting change in fair value was determined to be negligible.

Given the immaterial impact of the valuation changes on the financial statements, management has determined that no adjustment is necessary to the fair value of the PIPE Convertible Notes from the initial recognition date (August 31, 2024) through year-end (December 31, 2024).

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Summary of significant accounting policies (Continued)

(t) Revenue recognition

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

Remittance services revenue

Revenue from contracts with customers on service charges and gain/loss on foreign exchange arising from remittance activities are recognized upon the processing and execution of the international money transfer transactions. Remittance services are further divided into Fiat Currency Prefunded Remittance Service and XRP Prefunded Remittance Service. Management has considered these two services to be two line of products.

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

XRP Prefunded Remittance Service

Unlike the Fiat Currency Prefunded Remittance Service, the customer obtains prefunding through Ripple Solution offered by Ripple Lab Inc. (see Note 21) with the XRP Prefunded Remittance Service. Ripple supplies the customer with the XRP equivalent of the requested prefunding. The Company subsequently liquidates this XRP on Ripple’s behalf, and the fiat currency obtained as a result of the liquidation process is transferred to the customer’s beneficiary. Customers who prefund their remittance service with XRP must enter into an agreement with Ripple and undergo stringent credit checks in order to get XRP prefunding and use Ripple’s platform. The Company charges their customers an XRP Prefunded Remittance Service Fee when the money is transferred to the customer’s beneficiary.

For both the XRP Prefunded and Fiat Currency Prefunded Remittance Services, the Company has no obligations to the Customer in terms of guarantees, warranties or other similar obligations. There are also no significant payment terms involved as the Company obtains their fees shortly after charging their customers.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Summary of significant accounting policies (Continued)

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

(u) Cost of revenue

Costs of revenues consist primarily of agency handling fees, top-up service fees paid to convenience stores, handling charges to banks and credit card providers, amortization of the intangible assets of acquired computer software, developed technologies, cost of digital - pulses, data packages, game vouchers, bill payment, SIM Cards (starter pack) and airtime balance.

(v) Advertising and Promotion Costs

Advertising and promotion costs are expensed when incurred and are included in general and administrative expenses. The total amount of advertising and promotion costs recognized were US$784,818 and US$618,661 for the years ended December 31, 2024 and 2023, respectively.

(w) Leases

According to ASC 842, Leases, lessees are required to record a right-of-use asset and lease liabilities for operating leases. At the lease commencement date, a lessee should measure and record the lease liability equal to the present value of scheduled lease payments discounted using the rate implicit in the lease or the lessee’s incremental borrowing rate, and the right-of-use asset is calculated on the basis of the initial measurement of the lease liability, plus any lease payments at or before the commencement date and direct costs, minus any incentives received. Over the lease term, a lessee must amortize the right-of-use asset and record interest expense on the lease liability. The recognition and classification of lease expenses depend on the classification of the lease as either operating or finance.

The Company has elected the practical expedient of the short-term lease exemption for contracts with lease terms of 12 months or less.

(x) Employee benefit expenses

The Company’s costs related to the staff retirement plans (see Note 16) are charged to the consolidated statements of operations and comprehensive loss as incurred.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Summary of significant accounting policies (Continued)

(y) Income tax

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or its tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future.

When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The accounting guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. Interest and penalties from tax assessments, if any, are included in income taxes in the statements of operations and comprehensive loss. The Company believes it does not have any uncertain tax positions through the years ended December 31, 2024 and 2023, respectively, which would have a material impact on the Company’s consolidated financial statements.

(z) Earnings per share

Basic earnings per share is calculated by dividing the net loss by the weighted average number of ordinary shares outstanding for the period, without consideration of potentially dilutive securities.

Diluted net earnings per share is calculated by dividing the net loss by the weighted average number of ordinary shares and potentially dilutive securities outstanding for the period. If there is a loss, potentially dilutive securities are not considered, as they would be anti-dilutive.

The following tables provide the calculation of basic and diluted net loss per ordinary share for the year ended December 31, 2024, and December 31, 2023:

	Year ended December 31,
	2024	2023

Numerator:
Net loss	$(39,475,321)	$(15,306,550)

Denominator:
Weighted average ordinary shares outstanding	38,163,168	33,980,753

Basic and diluted net (loss) per share	$(1.03)	$(0.45)

The following table conveys the number of shares that may potentially be dilutive ordinary shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted loss per share:

	December 31, 2024	December 31, 2023

Warrants	17,796,765	-
Convertible bonds (treasury stock method)	244,515	2,523,557

(aa) Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment (see Note 22, Shareholders’ Deficit, for additional information).

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Summary of Significant Accounting Policies (Continued)

(bb) Segments

As the chief operating decision-maker (“CODM”) of the Company, the Chief Executive Officer reviews the financial results when making decisions about allocating resources and assessing the performance of the Company. The Tranglo Sdn BHD and related subsidiaries (“Tranglo”) and PT Walletku Indompet Indonesia (“Walletku”) are all considered operating segments. These have been aggregated into two reportable segments, which are remittance services and sales of airtime, as described in Note 18. Other services are not assigned to a specific reportable segment as their results of operations are immaterial.

The remittance segment is operated through Tranglo. Tranglo operates the remittance hub covering Southeast Asia and globally, which in the downstream segment of the remittance business. Management operates, monitors and evaluates the whole remittance business so as to create maximum value for the Company.

The Company operates the airtime segment via its international airtime transfer business through Tranglo and its retail airtime trading business locally in Indonesian through WalletKu. As with the remittance segment, management believes maximum synergy and business value can best be achieved by aggregating and managing the airtime business through these two subsidiaries.

(cc) Share capital

The Company has only one class of common shares authorized, issued and outstanding.

(dd) Related parties

Entities are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

(ee) Concentrations of credit risk

The Company is potentially subject to significant concentration of credit risk arising primarily from cash and cash equivalents, short-term investments, restricted cash, escrow money receivable, deposits, other receivables and amounts due from related parties.

As of December 31, 2024, a majority of the Company’s cash and cash equivalents and short-term investments were held at reputable financial institutions with high-credit ratings. In the event of bankruptcy of one of these financial institutions, the Company may not be able to claim its cash and demand deposits back in full, as these deposits are not insured. The Company continues to monitor the financial strength of the financial institutions.

The Company’s major concentration of credit risk relates to the amounts owing by four customers (2023: four customers) which constituted approximately 64.9% (2023: 53%) of its accounts receivable as of December 31, 2024.

The Company has not experienced any losses on its cash and cash equivalents, short-term investments, deposits, other receivables and amounts due from related parties during the year ended December 31, 2024 and 2023 and believes its credit risk to be minimal.

The Company does not require collateral or other security to support instruments subject to credit risk.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Summary of Significant Accounting Policies (Continued)

(ff) Share-based compensation

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

All shares granted under the 2022 Incentive Plan will be vested upon (i) the completion of an IPO or (ii) the completion of a de-SPAC merger, with such vesting occurring upon the Closing of the Business Combination on August 30, 2024. The Incentive shares will then be vested under a trust, with 3,964,324 ordinary shares (part of the 40,000,000 Exchange Consideration Shares) being placed in trust upon the Closing of the Business Combination. The trustee will distribute the vested shares based on vesting schedules. Shares will be vested upon meeting of the vesting conditions: (i) immediately upon the vesting of Incentive shares at the time of completion of IPO or de-SPAC, (ii) on the first anniversary date thereafter, (iii) on the second anniversary date thereafter.

As of December 31, 2024, 1,954,086 vested shares have been distributed to the staff, while 2,010,238 vested shares remain in trust. Fair value of the outstanding unvested shares to employee are $14,587,799.62

The Company estimates the fair value of awards using an Income Approach (Finnerty method). The Company accounts forfeitures as they occur. For the awards granted on July 29, 2022, the following assumptions were used in the model:

Expected Volatility (39.84% to 43.74%)

Expected Dividend Yield (0%)

Expected Time to Liquidity (0.92 years to 2.92 years)

Exercise Price ($Nil)

Stock price at grant date ($6.55)

Weighted Average Fair Value of 1 Share ($5.73)

The fair value of the awards granted on July 29, 2022 is $29,376,811, after accounting for the forfeiture of 685,453 shares as of December 31, 2024.

For the awards granted on August 21, 2024, the following assumptions were used in the model:

Expected Volatility (26.65% to 42.32%)

Expected Dividend Yield (0%)

Expected Time to Liquidity (0.03 years to 2.03 years)

Exercise Price ($Nil)

Stock price at grant date ($6.22)

Weighted Average Fair Value of 1 Share ($5.75)

On August 30, 2024, Seamless has re-granted 466,573 shares out of the forfeited shares mentioned above. The fair value of the awards granted on August 30, 2024 is $2,695,334.

Share-based compensation expense of $20,869,721 was recognized under General and administrative expenses for the year ended December 31, 2024. Compensation are measured based on the fair value of awards developed from using an Income Approach (Finnerty method).

(gg) Other income and expenses

The Company accounts for gain or loss from exchange differences in other income and expenses.

(hh) Business combination

The Company accounts for business combinations using the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations”. Acquisition method accounting requires that the consideration transferred be allocated to the assets, including separately identifiable assets, and liabilities the Company acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations and all contractual contingencies as of the acquisition date. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of (i) the total cost of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the Statement of Operations and Comprehensive Loss.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Summary of Significant Accounting Policies (Continued)

(ii) Prefunding to remittances partner

Prefunding to remittance partner represents deposits made with such a partner for remittance services to be rendered by the partner in the future. The prepayments are utilized when a remittance order is executed by the partner and the resulting amount of the order is deducted from the balance with the partner.

We allow our remittance partners to prefund their balance through cryptocurrencies. These cryptocurrencies are mainly XRP. Ripple provides the XRP upon request to the Company and our remittance partners. Under applicable accounting standards, we are an agent when facilitating cryptocurrency transactions on behalf of our customers. These cryptocurrencies are held under a bailment arrangement in an account in the Company’s name on behalf of our business partner but they are not Seamless’s assets and therefore, are not reflected as cryptocurrency assets on our consolidated balance sheets. Although the Company does not control the XRP in the bailment account, we are responsible for safeguarding the XRP in the bailment account.

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

Due to the unique risks associated with cryptocurrencies, including technological, legal, and regulatory risks, in accordance with Staff Accounting Bulletin No. 121 (“SAB 121”), we recognize a crypto asset safeguarding liability to reflect our obligation to safeguard the crypto assets held in the bailment account, which is recorded in Accounts payable, accruals and other payables on our consolidated balance sheet. We also recognize a corresponding safeguarding asset which is recorded in Prepayments, receivables and other assets on our consolidated balance sheet. The crypto asset safeguarding liability and corresponding safeguarding asset are measured and recorded at fair value on a recurring basis using prices available in the market we determine to be the principal market at the balance sheet date. The corresponding safeguarding asset may be adjusted for loss events, as applicable. As of December 31, 2024, the Company has not incurred any safeguarding loss events, and therefore, the crypto asset safeguarding liability and corresponding safeguarding asset were recorded at the same value. Safeguarding assets as of December 31, 2024 and 2023 are $3,790,176 and $1,983,116 respectively. Safeguarding liabilities as of December 31, 2024 and 2023 are $3,790,176 and $1,983,116 respectively.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2	Summary of Significant Accounting Policies (Continued)

(jj) Recent accounting pronouncements (continued)

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

Rescission of SAB 121 and Adoption of SAB 122

On January 23, 2025, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 122, which rescinds SAB No. 121. Under SAB 121, entities that safeguard crypto-assets for platform users were required to recognize a corresponding liability and asset for those obligations. SAB 122 eliminates this requirement and must be applied retrospectively for all periods presented.

The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted in any interim or annual financial statement period filed with the SEC on or after January 30, 2025. The Company has elected not to early adopt the guidance.

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

Prior to the closing of the Business Combination, Seamless had 58,030,000 shares outstanding and the following transactions occurred immediately prior to the Closing:

●	Divested (a) TNG (Asia) Ltd., (b) Future Network Technology Investment Co., Ltd. and (c) GEA Holdings Limited, such that these entities are no longer affiliates;

●	Acquired an additional ownership share in Dynamic Indonesia Holdings Limited (“Dynamic Indonesia”), the parent company of the WalletKu operating group, through the exercise by the holder of a put option for 772,970 Seamless shares, such that Seamless controls 82.2% of Walletku (see Note 19 for more information);

●	the applicable holder thereof to exercise, its right to convert Seamless’ outstanding bonds payable into 2,736,287 common shares of Seamless;

●	6,093,000 Seamless shares were issued into a Trust subject to the employee Share Incentive Plan;

●	For the purposes of splitting Seamless, GEA and TNG, a one-for-nine share repurchase exercise was undertaken and resulted in 6,153,926 shares repurchased;

●	After all the above transactions, Seamless had a total of 61,478,331 shares outstanding.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3	Reverse Recapitalization and Related Transactions (Continued)

At the effective time of the Reverse Recapitalization:

●	The outstanding common shares of Seamless were exchanged for 40,000,000 ordinary shares of the Company issued at $10.00 per share (the “Exchange Consideration Shares”);

●	The Company converted 4,483,026 Class B ordinary shares previously issued to the Sponsor (“Sponsor Shares”), 1,250,058 Class B ordinary shares previously issued to other founders (“Other Converted Shares”) and 99,999 Class B ordinary shares issued to the underwriters (“Representative Shares”) into 4,483,026, 1,250,058 and 99,999 ordinary shares, respectively. Class B ordinary shares ceased to exist after the Reverse Recapitalization;

●	In connection with the Closing, the Company issued 200,000 shares to vendors and issued promissory notes for an aggregate of approximately $9.5 million to EF Hutton, Greenberg Traurig, and the Sponsor (see Note 1, Business Combination, for more details);

●	As described in Note 1, Business Combination, the Company raised $1.75 million in net proceeds from the PIPE Offering by issuing a Convertible Note with a principal of $1.94 million, 400,000 Commitment Shares, and 136,110 Warrants to purchase 136,110 ordinary shares in a private placement to a PIPE investor (see Note 10, Convertible bonds and note, for more information);

●	The Company’s outstanding 94,916 Public Shares, 7,796,842 Private Warrants, and 9,999,880 Public Warrants were still outstanding at the time of the Close.

Immediately following the Reverse Recapitalization and the PIPE Financing, the Company had 46,527,999 ordinary shares and 17,932,892 warrants outstanding.

The number of Currenc ordinary shares issued and outstanding immediately following the consummation of the Reverse Recapitalization were as follows:

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

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4 Accounts receivable, net

	December 31,
	2024	2023
	US$	US$

Accounts receivable	2,599,984	2,638,333
Expected credit losses	(484,303)	(187,462)
	2,115,681	2,450,871

The movements in allowance for credit losses are as follows:

	December 31,
	2024	2023
	US$	US$

Balance at the beginning of year	187,462	117,195
Additional for the year	296,841	70,267
Balance at the end of year	484,303	187,462

5 Prepayments, receivables and other assets

	December 31,
	2024	2023
	US$	US$

Contract asset	3,454,309	6,888,954
Safeguarding assets	3,790,176	1,983,116
Other receivables	89,029	100,144
Prefunding to remittances partner	13,829,321	21,082,897
Deposits	316,872	1,402,729
Goods and services tax/ Value-added tax recoverable	27,680	26,493
Prepayments	1,259,527	553,258
Airtime stock	498,728	607,308
Inventory	89,111	125,603
Current tax recoverable	297,323	360,358
Others	1,086,316	1,094,379
	24,738,392	34,225,239

Inventory refers to resalable prepaid balance made to supplier on airtime, data package and phone cards.

Movement of contract assets are as follows:

	December 31,
	2024	2023
	US$	US$

As at January 1	6,888,954	4,657,799
Rights of consideration for service rendered but not billed	(3,434,645)	2,231,155
As at December 31	3,454,309	6,888,954

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6 Investment in an equity security

Investment in an unquoted equity security as of December 31, 2024 and 2023 consisted of the following:

		December 31,
		2024	2023
		US$	US$

K Hub	0.54%	-	100,000

No impairment was recorded as of December 31, 2023 as the Company evaluated the decline in fair value of the investment below its book value was not other-than-temporary.

Investment in an equity security refers to assets held by GEA. The entities has been deconsolidated during the year 2024 and related assets were derecognised.

7 Equipment, net

Equipment, net as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
	US$	US$

Office equipment	427,479	489,396
Furniture and fittings	160,334	303,331
Renovation	306,218	1,741,702
Signboard	2,195	2,195
Computer peripherals	2,458,627	3,301,853
Electrical installation	46,492	46,492
Mobile phone	1,934	10,022
Motor vehicle	14,536	14,536
Air conditioners	8,367	8,367
Total	3,426,182	5,917,894
Less: accumulated depreciation	(2,370,662)	(4,901,404)
Equipment, net	1,055,520	1,016,490

Depreciation expenses of US$446,485 and US$607,138 were recorded in general and administrative expenses for the years ended December 31, 2024 and 2023, respectively.

8 Intangible assets, net

Intangible assets, net as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
	US$	US$

Software	-	22,778,055
Developed technologies	5,853,354	5,853,354
Trade names and trademarks	7,043,640	7,043,640
Total	12,896,994	35,675,049
Less: accumulated amortization	(9,510,877)	(26,483,336)
Intangible assets, net	3,386,117	9,191,713

Software mainly represent assets held by TNGA and GEA. The entities has been deconsolidated during the year 2024 and related assets were derecognised.

Amortization expenses of US$956,956 and US$1,614,741 were recorded in cost of revenue and general and administrative expenses respectively, for the year ended December 31, 2024.

Amortization expenses of US$1,587,906 and US$1,612,937 were recorded in cost of revenue and general and administrative expenses respectively, for the year ended December 31, 2023.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8	Intangible assets, net (Continued)

As of December 31, 2024, the estimated future amortization expense for each of the next five years and thereafter was as follows:

Amortization
US$
For the year ending December 31,
2025	1,540,557
2026	1,540,557
2027	305,003
2028	—
Thereafter	—
Total	3,386,117

9 Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows:

	Goodwill
	Gross	Impairment	Net
	US$	US$	US$

Balance as of January 1, 2023 and December 31, 2023	27,001,383	-	27,001,383
Goodwill impairment during the year	-	(14,941,955)	(14,941,955)
Balance as of December 31, 2024	27,001,383	(14,941,955)	12,059,428

During the year ended December 31, 2024, the Company performed the annual assessment, determined that the goodwill associated with the Indonesian airtime business was impaired, and recorded impairment charges of $14.9 million.

During the year ended December 31, 2024, Currenc Group Inc. recognized a goodwill impairment loss of $5.4 million related to the Airtime reporting unit. The impairment was primarily driven by the deterioration of business performance of Walletku. The impairment was identified following the annual goodwill impairment testing. The Walletku reporting unit’s financial performance had significantly underperformed expectations due to limited growth in Indonesian market. In addition, the reporting unit’s forecasted growth rates were revised based on current market conditions and customer trends.

The goodwill impairment loss recognized was $5.4 million. The fair value of the reporting unit was determined using discounted cash flow (DCF) approach. The DCF method involved projecting the future cash flows of the Walletku reporting unit over a 5-year period and applying a discount rate of 16.0%.

The fair value of the Walletku reporting unit was determined using a Level 3 inputs (e.g., projected cash flows, discount rate). The fair value measurement incorporated unobservable inputs, including:

Discount rate: 16%

Revenue growth rate:

Walletku Digital: 0%

Walletku Indosat: 4 to 11%

Operating gross profit margin:

Walletku Digital: 2.1%

Walletku Indosat: 9.9%

During the year ended December 31, 2024, Currenc Group Inc. recognized a goodwill impairment loss of $9.5 million related to the Remittance reporting unit. The impairment was primarily driven by the slow down of business growth of Tranglo. The impairment was identified following the annual goodwill impairment testing. The reporting unit’s forecasted growth rates were revised based on current market conditions and customer trends.

The goodwill impairment loss recognized was $9.5 million. The fair value of the reporting unit was determined using discounted cash flow (DCF) approach. The DCF method involved projecting the future cash flows of the Tranglo reporting unit over a 5-year period and applying a discount rate of 15.2%.

The fair value of the Tranglo reporting unit was determined using a Level 3 inputs (e.g., projected cash flows, discount rate). The fair value measurement incorporated unobservable inputs, including:

Discount rate: 15.2%

Revenue growth rate:

Tranglo Remittance: 4.5% to 9.8%

Tranglo Airtime: -10% to 0%

Operating gross profit margin:

Tranglo Remittance: 67.6%

Tranglo Airtime: 13.9%

These inputs were derived from management’s internal forecasts and expectations, with adjustments for external market conditions.

10 Leases

The Company entered into operating leases for computer peripherals and office properties in Malaysia and Indonesia. The leases in Malaysia included an option to renew for a one year term. None of the renewal options have been included in the measurement of the leases.

The Company also entered into finance lease for computer peripherals.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10	Leases (Continued)

Right-of-use assets and lease liabilities, as of December 31, 2024 and 2023, are as follows:

	Financial Statement	December 31,
	Line Items	2024	2023
		US$	US$

Right-of-use assets:
Operating lease	Right-of-use assets	349,240	154,234
Total right-of-use assets		349,240	154,234

Lease liabilities:
Current liabilities
Operating lease	Current portion of lease liabilities	171,909	152,325
		171,909	152,325

Non-current liabilities
Operating lease	Other payables	156,647	-
		156,647	-

The components of lease costs are as follows:

	Years ended December 31,
	2024	2023
	US$	US$

Operating lease costs	644,730	1,123,046
Short-term lease costs	82,596	141,889
Finance lease costs:
Depreciation	-	-
Interest on finance lease liabilities	-	-
Total lease costs	727,326	1,264,935

Other information related to leases is as follows:

December 31,
2024
US$

Weighted Average Remaining Lease Term
Operating lease	16.5
Weighted Average Discount Rate
Operating lease	8.6%

Cash flows related to leases are as follows:

	Years ended December 31,
	2024	2023
	US$	US$

Cash flows from operating activities:
Payments for operating lease liabilities	213,708	199,447
Cash flows from financing activities:
Principal payments on finance lease obligation	-	-
Supplemental Cash Flow Data:
Right-of-use assets obtained in exchange for new operating lease obligations	388,020	7,350

Future minimum lease payments under non-cancellable operating leases as of December 31, 2024 are as follows:

Operating lease
US$

For the year ending December 31,
2025	194,984
2026	162,487
357,471
Less: imputed interest	(28,915)
Total lease liabilities	328,556

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11 Borrowings

	December 31,
	2024	2023
	US$	US$

Short-term borrowings (i)	7,565,887	8,772,710

Long-term borrowings (ii)	3,684,171	11,538,357
Less: current maturities	(3,684,171)	(9,031,383)
Non-current maturities	-	2,506,974

(i)	As of December 31, 2024 and 2023, the Company had several unsecured short-term loans from independent third parties which were repayable within one year and charged interest rates ranging from Nil to 24.0% and 15.0% to 24.0% per annum, respectively. As of December 31, 2024 and December 31, 2023, the weighted average interest rate of these borrowings was 13.7% and 22.6% per annum, respectively. The borrowings are denominated in Hong Kong Dollar (“HK$”) and United States Dollar (“US$”).

(ii)	As of December 31, 2023, the Company obtained several unsecured long-term loans for two to five years. Interest rates ranged from 12.0% to 24.0% per annum, respectively. As of December 31, 2023, the weighted average interest rate of these borrowings was 13.1% per annum. The borrowings are denominated in HK$ and US$.

As of December 31, 2024 and December 31, 2023, the Company obtained loans from two members of management of the Company.

A loan of HK$12.3 million (equivalent to US$1.6 million) has been provided by Mr. Alexander Kong, the Chairman, at an interest rate of 12% per annum. Another loan of HK$3.6 million (equivalent to US$0.5 million) has been provided by Dr. Ronnie Hui, the Chief Executive Officer, at an interest rate of 12% per annum.

As of December 31, 2024, loans of US$7.9 million were guaranteed by Mr. Alexander Kong (2023: US$8.7 million).

Interest expense during the year ended December 31, 2024 and 2023 was US$8,515,214 and US$8,002,552, respectively.

In connection with the Business Combination, the Company executed several unsecured promissory notes on August 30, 2024:

(i) Promissory Notes to Third Parties

On August 30, 2024, the Company issued unsecured promissory notes for approximately $5.7 million to EF Hutton to settle the balance of deferred underwriting fees and approximately $3.2 million to Greenberg Traurig to settle the balance of legal fees. The outstanding amount under the loans as of December 31, 2024 was approximately $8.9 million.

(ii) Promissory Note to Related Party

On August 30, 2024, the Company issued a promissory note to the Sponsor for $603,623, replacing the existing unsecured promissory note with an outstanding amount of $325,000 dated September 13, 2023, for financing working capital expenses. As of December 31, 2024, the new promissory note had an outstanding balance of $603,623.

The promissory notes to third parties and related party do not bear interest, and the principal balances are payable in equal monthly installments over terms of less than one year. The notes are subject to customary events of default and financing closure above a certain threshold, which, if triggered, would cause the unpaid principal balance and all other sums payable under the notes to become immediately due and payable.

The fair value of the Company’s notes approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11	Borrowings (continued)

As of December 31, 2024, the long-term borrowings will be due according to the following schedule:

Principal amounts
US$
For the year ending December 31,
2025	3,684,171
2026	-
2027	-
Total	3,684,171

The carrying values of short-term borrowings approximate their fair values due to their short-term maturities. The Company’s long-term borrowing are subject to both fixed and floating interest rates. The carrying values of each type of these borrowings approximate their fair values as the interest rates reflect the rates offered to other entities with similar characteristics to Seamless.

12 Receivables factoring

The receivables factoring facility represents an interest-bearing loan for an amount of US$258,415 (2023: US$423,483) based on terms and conditions set out in the facility agreement dated January 10, 2019 and further revised on April 22, 2021. The loan is secured, bears an effective interest rate of 9.8% (2023: 9.9%) per annum calculated on a daily rest basis at the end of the reporting period. Principal and interest are to be repaid within 120 (2023: 120) days from the date of each invoice.

The weighted average interest rate as of December 31, 2024 and 2023 was 9.8% and 9.9% per annum, respectively. Interest expense during the years ended December 31, 2024 and 2023 was US$57,068 and US$62,441, respectively.

13 Accounts payable, accruals and other payables

Accounts payable, accruals and other payables consisted of the following:

	December 31,
	2024	2023
	US$	US$

Accounts payable	13,701	10,541
Safeguarding liabilities	3,790,176	1,983,116
Accruals	5,870,005	5,424,194
Prefunding from remittance customers	44,259,266	35,584,882
Incentives received for credit card program	-	699,655
Prefunding from airtime customers	671,214	758,419
Current portion of finance lease liabilities	-	-
Cash received for the subscription of Convertible Promissory Note	-	1,056,765
Accrued interest	3,824,009	7,614,719
Tax payable	155,641	29,808
Other payables	535,904	826,132
	59,119,916	53,988,231

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14 Convertible bonds

	December 31,
	2024	2023
	US$	US$

Convertible Bond E	-	10,000,000
Convertible Promissory Note	1,750,000	10,000,000
Total principal	1,750,000	10,000,000
Less: unamortized debt discount	-	-
Net carrying amount	1,750,000	10,000,000
Less: maturing within one year	-	(10,000,000)
Mature after one year	1,750,000	-

Convertible Bond

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

In accounting for the issuance of the convertible bonds, the Company determined that, as the embedded conversion feature is indexed to the Company’s stock, the conversion option is eligible for the scope exception of ASC 815-10-15-74(a), and does not have to be bifurcated from the debt host and accounted for as a derivative.

In accordance with Accounting Standards Update (ASU) 2020-06, which became effective for fiscal years beginning after December 15, 2023, the Company adopted the guidance for convertible debt instruments starting January 1, 2024. As a result, the Company has accounted for its Convertible Promissory Note as a single liability. This update significantly simplifies the accounting for convertible debt by eliminating the bifurcation of the debt and equity components.

Under ASU 2020-06, convertible debt is accounted for as a single liability instrument, with no separate allocation to an equity component or beneficial conversion feature.

The Convertible Bonds were initially recorded as a liability at their issuance-date fair value, with no separate recognition of a debt discount related to a beneficial conversion feature.

Upon conversion, the carrying amount of the Convertible Bonds, including accrued interest, was reclassified to equity, with no gain or loss recognized.

The accounting change has been applied retrospectively to prior periods presented, as if the updated policy had always been in effect. However, since the Convertible Bonds were already accounted for as a single liability in prior periods with no bifurcation into equity, the adoption of ASU 2020-06 had no impact on classification or measurement.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14	Convertible bonds (Continued)

Private investment in public equity (“PIPE”) Financing

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

As of December 31, 2024, the Convertible Promissory Note had a fair value of $1,750,000. See Note 2(l), Fair value measurement, for further details surrounding the fair value assumptions. The principal amount of $1,944,444 is still outstanding as of December 31, 2024, as no repayments were made during the period ended December 31, 2024.

The 136,110 Warrants expire at the earlier of five years from issuance and the liquidation of the Company, as defined in the Warrant Agreement. The warrant is treated as an equity instrument based on terms in the Warrant Agreement. The proceeds received for this transaction are allocated first to the Convertible Promissory Note and any residual proceeds are allocated to the Warrant.

Upon the issuance of Convertible Promissory Note and Warranty, cash of $1,750,000 was received. Convertible Promissory Note has a fair value of $2,000,000 and the Warrants were allocated a value of zero on issuance.

The Company estimates the fair value of its PIPE Convertible Notes using the Income Approach (Binomial Option Pricing Model). The fair value measurement incorporates both observable and unobservable inputs, classified as Level 3 within the fair value hierarchy.

The PIPE Convertible Notes were initially recognized on August 31, 2024, upon issuance.

As of August 31, 2024, and December 31, 2024, the key assumptions used in the valuation were as follows:

Key Assumptions	August 31, 2024	December 31, 2024
Stock Price (USD)	6.28	1.80
Risk-Free Rate (%)	4.11	4.09
Volatility Rate (%)	36.86	47.23
Bond Yield (%)	15.55	13.90

The fair value derived from the Binomial Option Pricing Model reflected changes in market conditions, including fluctuations in stock price, volatility, and credit risk. While the valuation as of December 31, 2024, incorporated updated assumptions, the resulting change in fair value was determined to be negligible.

Given the immaterial impact of the valuation changes on the financial statements, management has determined that no adjustment is necessary to the fair value of the PIPE Convertible Notes from the initial recognition date (August 31, 2024) through year-end (December 31, 2024).

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15 Revenue

	Years end December 31,
	2024	2023
	US$	US$
Timing of revenue recognition - at point in time
Remittance services
Fiat remittance	21,592,260	25,287,487
ODL remittance	880,171	1,407,709
Sales of Airtime	23,840,573	26,398,707
Other services	122,408	161,458
	46,435,412	53,255,361

16 Defined contribution plans

The Company contributes to an employment provident fund in respect of its employees in Hong Kong, Malaysia, and a central provision fund run by the Singapore government in respect of its employees in Singapore. The expenses related to these plans were US$730,779 and US$714,855 for the years ended December 31, 2024 and 2023, respectively.

17 Income tax

The Company’s loss before income tax consists of:

	Years ended December 31,
	2024	2023
	US$	US$

Malaysia	1,126,832	2,042,746
Indonesia	(723,350)	(786,490)
Hong Kong	(38,651,082)	(15,141,598)
Others	(859)	(8,963)
	(38,248,459)	(13,894,305)

The Company is incorporated in Cayman Islands and is not subject to corporate income tax under its relevant regulations.

For the Company’s subsidiaries incorporated in Hong Kong, they are subject to a corporate tax rate of 16.5% on the assessable profits arising from Hong Kong.

For the Company’s subsidiaries incorporated in Malaysia, they are subject to corporate tax rate on 24% on the assessable profits arising from Malaysia.

For the Company’s subsidiaries incorporated in Indonesia, they are subject to a corporate tax rate of 22% on the assessable profits arising from Indonesia.

For the Company’s subsidiary incorporated in Singapore, it is subject to a corporate tax rate of 17% on the assessable profits arising from Singapore. No provision for Singapore profits tax has been made in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.

For the Company’s subsidiary incorporated in United Kingdom, it is subject to a corporate tax rate of 19% on the assessable profits arising from United Kingdom. No provision for United Kingdom profits tax has been made in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17	Income tax (Continued)

Income tax expense consists of:

	Years ended December 31,
	2024	2023
	US$	US$

Income tax expense	534,661	797,147
Deferred income tax benefit	43,642	(273,666)
	578,303	523,481

A reconciliation of the income tax expense to the amount computed by applying the current statutory tax rate to the income before income tax in the consolidated statements of operations and comprehensive loss is as follows:

	Years ended December 31,
	2024	2023
	US$	US$

Income before income tax	(28,748,459)	(13,894,305)
Tax calculated at Hong Kong profits tax rate	(4,743,494)	(2,292,560)
Effect of different tax rates applicable to different jurisdictions	6,683,940	1,637,665
Income not subject to tax	(8,328,873)	(48,307)
Non-deductible expenses	5,705,763	132,796
Change in valuation allowance	1,041,756	846,827
Underprovision of current tax in the previous financial year	31,902	125,217
Tax effect on deductible temporary differences	7,946	7,918
Others	179,363	113,925
Income tax	578,303	523,481

The Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are attributable to the following:

	December 31,
	2024	2023
	US$	US$
Deferred tax assets
Tax losses carried forward	8,193,135	8,266,115
Equipment	(82,885)	(65,050)
Accrued expenses	419,001	296,576
Others	82,657	54,560
	8,611,908	8,552,201
Valuation allowance	(8,269,086)	(7,887,313)
Total deferred tax assets	342,822	664,888

Deferred tax liabilities
Fixed assets		—
Intangible assets	(876,875)	(1,184,987)
Others	(37)	(61,773)
Total deferred tax liabilities	(876,912)	(1,246,760)

Net deferred tax liabilities	(534,090)	(581,872)

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17	Income tax (Continued)

As of December 31, 2024 and 2023, management has recorded a valuation allowance on certain deferred tax assets where management believes that after considering all of the available evidence, it is more likely than not that some portion or all will not be realized in the foreseeable future. The ultimate realization of deferred tax assets depends on the generation of future taxable income in which those temporary differences and carry forwards become deductible.

As of December 31, 2024 and 2023, the accumulated tax losses of subsidiaries can be carried forward to offset against future taxable profits. The tax loss for the subsidiary incorporated in Hong Kong is US$66,424 and US$47,778,609 as of December 31, 2024 and 2023, respectively, which can be carried forward indefinitely.

As of December 31, 2024 and 2023, the accumulated tax losses of subsidiaries can be carried forward to offset against future taxable profits. The tax loss for the subsidiary incorporated in Singapore is US$73,524 and US$94,611 as of December 31, 2024 and 2023, respectively, which can be carried forward indefinitely.

The tax loss in the subsidiary incorporated in United Kingdom is US$Nil and US$517,015 as of December 31, 2024 and 2023, respectively, which can be carried forward indefinitely.

The tax loss in the subsidiaries incorporated in Indonesia is US$2,099,326 and US$2,349,921 as of December 31, 2024 and 2023, respectively, which will expire, if unused, in the year ending December 31, 2024.

The tax loss in the subsidiaries incorporated in Malaysia is US$Nil and US$8,439 as of December 31, 2024 and 2023, respectively, which will expire, if unused, in the year ending December 31, 2031.

18 Segments

	Years ended December 31,
	2024	2023
	US$	US$
Revenue
Remittance services
Fiat remittance	21,592,260	25,287,487
ODL remittance	880,171	1,407,709
Sales of Airtime	23,840,573	26,398,707
Other services	122,408	161,458
	46,435,412	53,255,361

	Years ended December 31,
	2024	2023
	US$	US$
Cost of sales
Remittance services	(9,475,812)	(11,375,525)
Sales of Airtime	(21,999,692)	(24,206,112)
Other services	(367,963)	(317,419)
	(31,843,467)	(35,899,057)

	Years ended December 31,
	2024	2023
	US$	US$
Gross Profit
Remittance services	12,996,619	15,319,671
Sales of Airtime	1,840,881	2,192,595
Other services	(245,555)	(155,962)
	14,591,945	17,356,304

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18	Segments (Continued)

The following table sets forth the Expenditures for additions to long-lived assets other than goodwill and acquired intangible assets:

	December 31,
	2024	2023
	US$	US$
Remittance services expense	582,256	302,950
Sales of Airtime	-	-
Other services	-	-
	582,256	302,950

The following table sets forth the revenues by geographical area:

	Years ended December 31,
	2024	2023
	US$	US$
Revenue
Hong Kong	4,370,290	9,726,364
Malaysia	27,560,318	29,317,906
Indonesia	14,504,804	14,211,091
	46,435,412	53,255,361

The following table sets forth the long-lived assets other than goodwill and intangible assets by geographical area:

	December 31,
	2024	2023
	US$	US$
Long-lived assets other than goodwill and acquired intangible assets
Hong Kong	-	4,368,106
Malaysia	1,352,906	1,005,601
Indonesia	51,854	62,056
	1,404,760	5,435,763

Add: Non-disclose items
Investment in an equity security	-	100,000
Deferred tax assets	342,822	664,888
Goodwill	12,059,428	27,001,383
Acquired intangible assets	3,386,117	4,926,674
	15,788,367	33,001,041

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18	Segments (Continued)

The following table sets forth the goodwill by reportable segments:

	December 31,
	2024	2023
	US$	US$
Remittance services	12,919,935	12,921,592
Sales of Airtime	8,639,493	14,079,791
	21,559,428	27,001,383

19 Acquisition of Dynamic Indonesia Holdings Limited

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

The allocation of the purchase price as of the date of acquisition is summarized as follows:

US$
Net assets acquired (i)	(1,510,899)
Goodwill (Note 9) (ii)	7,771,855
Non-controlling interests (iii)	(3,931,441)
Total	2,329,515

Total purchase price is comprised of:
Cash consideration	200,000
Fair value of previously held equity interests	2,129,515
2,329,515

(i)	Net assets acquired primarily included accounts receivables and other receivables of approximately US$0.6 million, property and equipment of approximately US$0.2 million, operating lease right-of-use assets relating to land use rights of approximately US$0.1 million and other assets of approximately US$1.6 million and liabilities of approximately US$4.1 million as of the date of acquisition.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19	Acquisition of Dynamic Indonesia Holdings Limited (Continued)

(ii)	Goodwill arose on the acquisition from the expected synergies from combining our existing airtime operations with those of Dynamic Indonesia Holdings Limited.

(iii)	An independent valuation firm was hired by Noble Tack International Limited to value it shares in Dynamic Indonesia at approximately the date of the acquisition. The firm used market approach Price-to-Sales multiple-based methodology to determine the value.

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

On August 30, 2024 Noble Tack International Limited has exercise its right to convert its equity interest in and loan to Dynamic Indonesia Holdings Limited into equity of the Company. After the conversion, Dynamic Investments Holdings Limited increased its ownership of Dynamic Indonesia Holdings Limited from approximately 59% to 100%. After the acquisition, the Company has obtained 82.2% control over PT Walletku Indompet Indonesia.

The following amounts of the acquiree since the acquisition date are included in the December 2024 consolidated statement of operations.

	2024	2023
	US$	US$
Revenue	14,584,434	14,211,091
Loss after tax	(432,795)	(836,874)

20 Deconsolidation of GEA Holdings Limited and TNG (Asia) Limited

On July 30, 2024, Seamless Group Inc. disposed all of its equity interest in GEA Holdings Limited to L&L Health Holdings Limited, a related company, at a cash consideration of US$1. Upon the disposal of the equity interest, the Company lost control of GEA Holdings Limited and deconsolidated the subsidiary.

On August 30, 2024, Seamless Group Inc. has signed a share buy-back agreement to buy back its own shares from the existing shareholders. Consideration for the sale and purchase of the Sale Shares shall be settled by way of transfer and distribution of 31,240,525 TNG (Asia) Limited Shares. Upon the completion of the sale and purchase, Seamless Group Inc. has disposed off all of the equity interest in TNG (Asia) Limited and deconsolidated the subsidiary.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20	Deconsolidation of GEA Holdings Limited and TNG (Asia) Limited (Continued)

GEA Holdings Limited and TNG (Asia) Limited both operated under the remittance segment. After the deconsolidation, the Company still continue its remittance segment operation through Tranglo. As the impact of the deconsolidation has only an impact to remittance revenue and total revenue of the group of only approximately 19% and 10% respectively, the financial impact of deconsolidation is not considered to be material. The transaction does not meet the criteria for discontinued operations under ASC 205-20 as the divested business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

The Company recognized a gain on sale of US$20.5 million, calculated as the difference between the sale proceeds of $Nil and the carrying amount of net liabilities sold of US$20.4 million. This gain is presented within “Other Income” in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

The statement of operations of the divested entities from the start of the year up to before divestiture are as follows:

US$‘M
Revenue	5.6
Cost of revenue	(4.5)
Gross profit	1.1

General and administrative expenses	(3.7)
Loss from operations	(2.6)

Finance costs, net	(1.8)
Other income	(5.5)
Loss before income tax	(9.9)
Income tax expense	-
Net loss	(9.9)

The major classes of assets and liabilities divested of are as follows:

Assets/(Liabilities)
US$‘M
Assets
Intangible assets	-
Deposits, prepayments and other receivables	1.2
Restricted cash	4.6
Amount due to related companies	19.7
Other assets	2.1

Liabilities
Loan	(7.4)
Accruals and other payables	(3.6)
Client Money Payable	(4.2)
Amount due to related companies	(31.8)
Other liabilities	(1.0)
(20.4)

No significant continuing involvement exists with the divested subsidiaries.

20 Related party transactions

(a)	Related parties

Name of related parties	Relationship with the Company
Dr. Ronnie Hui	Chief Executive Officer of the Company
Mr. Alexander Kong	Chairman of Seamless Group
Regal Planet Limited	Ultimate holding company
Sino Dynamic Solutions Limited	Company controlled by a director of the Company
PT Walletku Indompet Indonesia	Investment held indirectly by the Company
Ripple Labs Singapore Pte. Ltd.	Minority 40% owner of Tranglo
Ripple Services, Inc.	Minority 40% owner of Tranglo

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20	Related party transactions (continued)

(b)	The Company had the following significant related party transactions for the years ended December 31, 2024 and 2023, respectively:

	Years ended December 31,
	2024	2023
	US$	US$
Sino Dynamic Solutions Limited
Purchase of intangible assets	1,439,045	2,551,184
Support and maintenance costs	606,857	919,654

A Pay-Out Support Agreement (the “Agreement”) between Ripple Services, Inc. and Tranglo was entered into on March 10, 2021. According to the Agreement, Tranglo agreed to integrate with RippleNet and On Demand Liquidity (collectively the Ripple Solution) which are developed by Ripple for facilitating cross-border payments, and act as the service provider of Ripple. Under the Agreement, Tranglo’s remittance partners can choose to adopt the use of XRP provided by On-Demand Liquidity facility for prefunding purposes. Both Ripple and Tranglo agreed to make use of the Programmatic Liquidation system for liquidation of XRP as received by Tranglo for prefunding purposes into USD or other fiat currencies. Under the Agreement, Ripple guarantees that Tranglo will receive the agreed amount of fiat currencies from the liquidation of XRP on every agreed XRP prefunding arrangement, and that any shortfall in the liquidation process will be covered by Ripple. In exchnage, Tranglo has to offer certain discounts on transaction fees and foreign exchange fees for the remittance partners who adopt the On-Demand Liquidity services of Ripple Solution and use XRP for prefunding transactions.

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

The balance of deposits of XRP in Tranglo’s crypto wallet as of December 31, 2024 and 2023 was approximately $3.8 million and $2.0 million, respectively. A maximum limit of $50.0 million is included in the Tranglo Commitment to Sell Agreement.

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

The balance of deposits of XRP in GEA’s crypto wallet as of December 31, 2024 and 2023 was zero and approximately $2.5 million, respectively. There is no maximum limit included in the GEA Commitment to Sell Agreement.

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

The total dollar value of the ODL remittance partner transactions related to the XRP that was drawn down in the prefunding arrangements for the years ended December 31, 2024 and 2023 are approximately $230.5 million and $475.3 million, respectively. Revenues for Tranglo generated from the ODL remittance for the years ended December 31, 2024 and 2023 are approximately $0.9 million and $1.8 million, respectively. Amounts settled to Ripple for the years ended December 31, 2024 and 2023 are approximately $810.4 million and $698.6 million, respectively. Amounts settled to Ripple by GEA Limited for ODL prefunding transactions while acting as the ODL RP for the years ended December 31, 2024 and 2023 are approximately $Nil and $104.2 million, respectively. Amounts settled to Ripple by Tranglo which had made use of the ODL services while acting as the remittance hub for the years ended December 31, 2024 and 2023 were approximately $810.4 million and $594.4 million, respectively. ODL balance with Ripple has been disclosed in the related party balance note below.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20	Related party transactions (continued)

(c)	The Company had the following related party balances as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	US$	US$
Amounts due from related parties
Sino Dynamic Solutions Limited	-	7,148,208
Others	560,823	139,168
	560,823	7,287,376

Amounts due to related parties
Regal Planet Limited	48,538,334	48,654,398
GEA Limited	10,443,375	-
Sino Dynamic Solutions Limited	-	4,130,912
Mr. Alexander Kong	2,025,547	114,374
Ripple Lab Inc.	4,985,988	32,584,911
Others	1,777,397	1,003,924

The amounts due from/to related parties are unsecured, interest-free and repayable on demand, except for the balance with Ripple, which is interest free for one week. Interest paid to Ripple for the year ended December 2024 and 2023 is US$303,677 and US$812,473, respectively. The transactions occur in the course of the Company’s operations.

Amount due to Ripple of $26 million by GEA Limited as of December 31, 2023 is guaranteed by Seamless Group Inc., Regal Planet Limited and Kong King Ong Alexander.

Borrowings arising from transactions with related parties are described in Note 11.

21 Commitments and Contingencies

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

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21	Commitments and Contingencies (continued)

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

The foregoing description of the Lock-Up Agreements is subject to and qualified in its entirety by reference to the full text of the form of the Lock-Up Agreement.

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

Other Commitments and Contingencies

The Company believes, other than as disclosed herein, there are no other commitments or contingencies arising from the normal course of business or any legal proceedings that require recognition or disclosure in the condensed consolidated financial statements. On August 17, 2024, Ripple Markets APAC Pte. Ltd., the successor to Ripple Labs Singapore Pte. Ltd. (“RMA”), sent a default letter to GEA demanding payment totaling $27,257,540.64, and sent a demand letter to Seamless, as guarantor, for the full amount of the payment by August 19, 2024. On August 19, 2024, RMA filed a claim in Singapore naming Seamless and demanding that the defendants, jointly and severally, pay the demanded payment plus late payments and certain costs. The Company has engaged legal representatives to defend the claim.

After writing to RMA’s solicitors on 27 March 2025 to propose terms of settlement and a solicitors-only meeting, RMA’s solicitors have replied on 2 April 2025 to state that they are not agreeable to any of the proposed terms of settlement, and declined to have a solicitors-only meeting.

As at December 31, 2024, legal representative has an evaluation of the outcome of the above legal case that if both parties do not reach an out-of-court settlement, the likelihood of an unfavourable outcome to Seamless would be uncertain but the view it is moderate to likely. The total liable sum would be ranged from $19 million to $24 million, as well as late charges, and costs on an indemnity basis.

Due to the final liable sum is yet to be determined and the claim is a four party claim, where the amount liable by each party is still an unknown. Management has considered that the loss to be reasonably possible, provided that the potential exposure of Seamless is still highly uncertain and difficult to estimate.

22 Shareholders’ Deficit

Ordinary Shares — The Company is authorized to issue 555,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2024 and December 31, 2023, there were 46,527,999 and 33,980,753 ordinary shares issued and outstanding, respectively (reflecting retroactive application of recapitalization).

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22	Shareholders’ Deficit (continued)

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

At December 31, 2024 and December 31, 2023, there were 9,999,940 Public Warrants outstanding and 7,796,842 Private Placement Warrants outstanding, respectively. At December 31, 2024, there were 136,110 PIPE Warrants outstanding (see Note 14, Convertible bonds and notes, for additional information). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants, Private Placement Warrants and PIPE Warrants issued pursuant to their respective warrant agreement qualify for equity accounting treatment.

23 Subsequent events

On February 25, 2025, the company has received a notice of legal action from the promissory note holder, EF Hutton. In the legal letter, the Company was demanded to repay the promissory note amount of $5,700,000, plus contractual default interest of $97,000. The demanded amount has already been fully accrued on the financial statements as of December 31, 2024. The Company considered that the accrued amount is adequate and therefore no additional provision is required for the event.

On February 10, 2025, the Company entered into the ELOC Purchase Agreement with a third party. Under the ELOC scheme, the company will have the capacity to issue additional shares and dispose in the market for extra liquidity, up to $10,000,000 worth of ordinary shares.

