Form 10-Q
period 2025-03-31
Currenc Group Inc.
filed 2025-05-20
CIK 1862935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 19, 2025, there were 46,527,999 Ordinary Shares, par value $0.0001 per share, issued and outstanding.

CURRENC GROUP INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CURRENC GROUP INC. AND SUBSIDIARIES

CURRENC GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024 (restated)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	62,300,298	63,821,397
Restricted cash	40,978	40,742
Accounts receivable, net	2,103,924	2,115,681
Other financial assets	3,171,000	-
Amounts due from related parties	449,094	560,823
Prepayments, receivables and other assets	25,874,112	20,948,216
Total current assets	93,939,406	87,486,859
Non-current assets:
Equipment and software, net	1,118,661	1,055,520
Right-of-use asset	294,965	349,240
Intangible assets	3,000,978	3,386,117
Goodwill	12,059,428	12,059,428
Deferred tax assets	344,291	342,822
Total non-current assets:	16,818,323	17,193,127
Total assets	110,757,729	104,679,986
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Borrowings	20,128,362	20,150,058
Receivable factoring	480,225	258,415
Other financial liabilities	3,329,550	-
Accounts payable, accruals and other payables	51,411,453	55,329,740
Amounts due to related parties	76,472,666	67,697,074
Convertible bonds	1,750,000	1,750,000
Lease liabilities	177,505	171,909
Total current liabilities	153,749,761	145,357,196
Non-current liabilities:
Deferred tax liabilities	784,479	876,912
Employee benefit obligation	39,259	45,289
Lease liabilities	111,833	156,647
Total non-current liabilities:	935,571	1,078,848
Total liabilities	154,685,332	146,436,044

Commitments and contingencies (Note 10)

Shareholders’ deficit:
Ordinary shares (US$0.0001 par value; 550,000,000 shares authorized 46,527,999 and 46,527,999 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively) (1)	4,653	4,653
Additional paid-in capital (1)	67,797,587	65,638,838
Accumulated deficit	(136,197,260)	(131,522,902)
Accumulated other Comprehensive Loss	7,873	(108,122)
Total shareholders’ deficit attributable to Currenc Group Inc.	(68,387,147)	(65,987,533)
Non-controlling interests	24,459,544	24,231,475
Total deficit	(43,927,603)	(41,756,058)
Total liabilities, mezzanine equity and shareholders’ deficit	110,757,729	104,679,986

(1)	Retrospectively restated to reflect Reverse Recapitalization – See Note 1 and Note 2.

The accompanying notes form an integral part of these condensed consolidated financial statements.

CURRENC GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,
	2025	2024
	US$	US$

Revenue	10,055,569	13,104,123
Cost of revenue	(6,854,172)	(8,696,562)
Gross profit	3,201,397	4,407,561
Selling expenses	-	(3,987)
General and administrative expenses	(7,522,252)	(5,824,208)
Loss from operations	(4,320,855)	(1,420,634)
Finance costs, net	(1,087,313)	(1,311,363)
Other income	969,691	189,735
Other expenses	(402)	(19,137)
Loss before income tax	(4,438,879)	(2,561,399)
Income tax expense	(48,479)	(70,529)
Net loss	(4,487,358)	(2,631,928)
Net income attributable to non-controlling interests	(187,000)	(403,056)
Net loss attributable to Currenc Group Inc.	(4,674,358)	(3,034,984)

Net loss per share, basic and diluted (1)	(0.13)	(0.09)

Shares used in net loss per share computation, basic and diluted (1)	35,374,891	33,980,753

Other comprehensive loss:
Foreign currency translation adjustments	171,532	368,135
Total comprehensive loss	(4,315,826)	(2,263,793)
Total Comprehensive Loss attributable to non-controlling interests	(228,069)	(407,798)
Total comprehensive loss attributable to Currenc Group Inc.	(4,543,895)	(2,671,591)

(1)	Retrospectively restated to reflect Reverse Recapitalization – See Note 1 and Note 2.

The accompanying notes form an integral part of these condensed consolidated financial statements.

CURRENC GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three months ended March 31, 2025 AND 2024 (UNAUDITED)

					Accumulated Other Comprehensive Loss
	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Foreign currency translation adjustments	Remeasurement of post-employee benefits obligation	Total Shareholders’ Deficit	Non-controlling Interests	Total Deficit
Balance at January 1, 2024 (as previously reported)	58,030,000	58,030	29,172,373	(92,075,379)	68,551	19,815	(62,756,610)	23,613,363	(39,143,247)
Retroactive application of the recapitalization	(24,049,247)	(54,632)	54,632	-	-	-	-	-	-
Balance at January 1, 2024 (as adjusted)	33,980,753	3,398	29,227,005	(92,075,379)	68,551	19,815	(62,756,610)	23,613,363	(39,143,247)
Net loss	-	-	-	(3,034,984)	-	-	(3,034,984)	403,056	(2,631,928)
Foreign currency translation adjustments	-	-	-	-	363,393	-	363,393	4,742	368,135
Disposal of subsidiaries	-	-	-	-	-	-	-	-	-
Balance at March 31, 2024	33,980,753	3,398	29,227,005	(95,110,363)	431,944	19,815	(65,428,201)	24,021,161	(41,407,040)

					Accumulated Other Comprehensive Loss
	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Foreign currency translation adjustments	Remeasurement of post-employee benefits obligation	Total Shareholders’ Deficit	Non-controlling Interests	Total Deficit
Balance at January 1, 2025	46,527,999	4,653	65,638,838	(131,522,902)	(142,401)	34,279	(65,987,533)	24,231,475	(41,756,058)
Share-based compensation	-	-	2,158,749	-	-	-	2,158,749	-	2,158,749
Net loss	-	-	-	(4,674,358)	-	-	(4,674,358)	187,000	(4,487,358)
Foreign currency translation adjustments	-	-	-	-	130,463	-	130,463	41,069	171,532
Remeasurement for the year	—	—	—	—	—	(14,468)	(14,468)	—	(14,468)
Balance at March 31, 2025	46,527,999	4,653	67,797,587	(136,197,260)	(11,938)	19,811	(68,387,147)	24,459,544	(43,927,603)

The accompanying notes form an integral part of these condensed consolidated financial statements.

CURRENC GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2025	2024
	US$	US$
Cash flows from operating activities:
Net loss	(4,487,358)	(2,631,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash expense for Share-based compensation	2,158,749	-
Depreciation of equipment and software	123,799	142,518
Depreciation of right-of-use assets	53,712	41,981
Amortization of intangible assets	385,139	831,392
Deferred income taxes	(92,426)	54,704
Disposal of fixed assets	401	-
Unrealized foreign exchange gain	328,269	(124,690)
Changes in operating assets and liabilities:
Accounts receivable	33,923	(110,270)
Prepayments, receivables and other assets	(4,918,772)	9,477,057
Escrow money payable	-	218,542
Client money payable	-	146,847
Accounts payable, accruals and other payables	(4,068,655)	(7,014,740)
Interest payable on convertible bonds	-	952,736
Amount due from a director	729,198	-
Amount due to Immediate holding company	23,766	-
Amounts due from related parties	(3,652)	-
Amounts due to related parties	8,245,995	(2,205,121)
Net cash used in operating activities	(1,487,912)	(220,972)

Cash flows from investing activities:
Decrease in short-term investments	-	615
Purchases of property, plant and equipment	(175,158)	(12,058)
Proceed received from disposal of PPE	596	-
Net cash used in investing activities	(174,562)	(11,443)

Cash flows from financing activities:
Proceeds from borrowings	-	639,210
Repayment of borrowings	-	(95,742)
Proceeds from receivable factoring	433,287	586,789
Repayment of receivable factoring	(218,974)	(610,559)
Payment of principal elements of lease liabilities	(65,286)	(46,295)
Payment of interest elements of lease liabilities	(7,416)	(2,952)
Net cash generated from/(used in) financing activities	141,611	470,451

Net decrease in cash and cash equivalents	(1,520,863)	238,036
Cash and cash equivalents, restricted cash and escrow money receivable at beginning of the period	63,862,139	58,960,384
Cash and cash equivalents, restricted cash and escrow money receivable at end of the period	62,341,276	59,198,420

Supplemental disclosure of cash flow information:
Income taxes paid	(140,905)	(15,825)
Interest paid	(48,773)	(346,270)

The accompanying notes form an integral part of these condensed consolidated financial statements.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 Organization and business

Currenc Group Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Currenc”) is a limited liability company incorporated in the Cayman Islands on March 8, 2021. It is an investment holding company headquartered in Singapore.

The Company was originally a publicly traded special purpose acquisition company named INFINT Acquisition Corporation (“INFINT”), which was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities.

The Company’s principal subsidiaries at March 31, 2025, are set out below:

			Percentage of ownership held by the Company
Company Name	Place of incorporation	Principal activities	Directly	Indirectly
Seamless Group Inc.	Cayman Islands	Investment holding	100%
Dynamic Investment Holdings Limited	Cayman Islands	Investment holding		100%
Bagus Fintech Pte. Ltd.	Singapore	Providing business center services	—	100%
CURRENC Capital Inc.	Cayman Islands	Investment holding	100%	—
CURRENC US INC.	United States	Investment holding	100%	—
CURRENC Power Inc.	Cayman Islands	Investment holding	100%	—
Seamless AI Inc.	BVI	Investment holding	—	51%
Seamless Lab Limited	Hong Kong	Development of AI call center and system integration	—	51%
CURR-ARC GP Limited	Hong Kong	Acting as General Partner of Limited Partnership Fung	—	100%
CURR-ARC AI Fund 1 LPF	Hong Kong	Limited Partnership Fund	—	100%
Tranglo Sdn. Bhd.	Malaysia	Provision of international airtime reload, international money transfer services, its related implementation, technical and maintenance services	—	60%
PT Tranglo Indonesia	Indonesia	Operating money remittance business	—	60%
PT Tranglo Solusindo	Indonesia	Providing and sourcing airtime and other related services	—	60%
Tranglo (MEA) Limited	Hong Kong	Providing and sourcing airtime and other related services	—	60%
Tranglo Europe Ltd	United Kingdom	Operating money remittance business	—	60%
Tranglo Pte. Ltd.	Singapore	Operating money remittance business	—	60%
Treatsup Sdn. Bhd.	Malaysia	Research, development and commercialisation of Treatsup application and provision of implementation, technical services and maintenance related to the application	—	60%
Dynamic Indonesia Holdings Limited	Cayman Islands	Investment holding	—	100%

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 Organization and business (continued)

Dynamic Indonesia Pte. Ltd.	Singapore	Retail sales via the internet and development of other software and programming activities	—	82.0%
PT Dynamic Wallet Indonesia	Indonesia	Business operations have not commenced	—	82.2%
PT Walletku Indompet Indonesia	Indonesia	(i) Retail commerce through media, for textile commodities, clothing, footwear and personal needs, (ii) web portal and/or digital platforms for commercial purposes, and (iii) software publisher	—	82.2%

2 Summary of significant accounting policies

(a) Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of March 31, 2025, and the results of operations for the three months ended March 31, 2025 and 2024. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accordingly do not include all of the disclosures normally made in the Company’s annual financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the fiscal year ended December 31, 2024.

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

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2 Summary of significant accounting policies (continued)

(c) Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2025, the Company had cash balances of $62.3 million, a working capital deficit of $59.8 million and net capital deficit $43.9 million. For the three months ended March 31, 2025, the Company had a net loss of $4.5 million and net cash used in operating activities of $1.5 million. Net cash used in investing activities was $0.2 million. These conditions cast substantial doubt about the Company’s ability to continue as a going concern.

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

(d) Use of estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Certain accounting estimates of the Company require a higher degree of judgment than others in their application. These include valuation of goodwill, provision for credit losses, impairment of long-lived assets, valuation of convertible bonds, income tax, valuation of employee stock options and estimates related to lease accounting involving discount rates used in lease calculations (if estimate using incremental borrowing rate) and lease term assumptions considering exercise of renewal or termination options. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

(e) Revenue recognition

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

The customers of the remittance services or Remittance Partners, are financial institutions. Remittance Partners who use the fiat currency prefunding option for their remittance business with the Company are referred to as Fiat Currency Prefunded Remittance Partners, whereas customers who choose the XRP Prefunding mode are referred to as XRP Prefunded Remittance Partners.

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

Sales WalletKu Modern Channel

Revenue from the sale of goods is recognized at the point in time when the Company satisfies its performance obligation, which is upon delivery of the goods to the customer. The credit terms are typically 3-7 days.

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

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2 Summary of significant accounting policies (continued)

(f) Segments

As the chief operating decision-maker, or CODM, of the Company, the Chief Executive Officer, or CEO, reviews the financial results when making decisions about allocating resources and assessing the performance of the Company. The Tranglo Sdn BHD and related subsidiaries (“Tranglo”) and PT Walletku Indompet Indonesia (“WalletKu”) are all considered operating segments. These have been aggregated into two reportable segments, which are remittance services and sales of airtime. Other services are not assigned to a specific reportable segment as their results of operations are immaterial.

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

On July 30, 2024, Seamless Group Inc. disposed all of its equity interest in GEA Holdings Limited to L&L Health Holdings Limited, a related company. On August 30, Seamless Group Inc. has disposed all of the equity interest in TNG (Asia) Limited and deconsolidated the subsidiary. For comparability, TNGA and GEA operation were not included in the segment reporting in the three months period ended March 31, 2025, onwards, while the TNGA and GEA operation were included in the three months period ended March 31, 2024.

(g) Share-based compensation

The Company accounts for share-based payments in accordance with ASC Topic 718 “Compensation – Stock Compensation”, or ASC 718, under which the fair value of awards issued to employees is expensed over the period in which the awards vest.

As of March 31, 2025, 2,188,771 vested shares have been distributed to the staff, while 1,775,553 vested shares remain in trust. Fair value of the outstanding unvested shares to employee are $13,178,775.56

The Company estimates the fair value of awards using an Income Approach (Finnerty method). The Company accounts forfeitures as they occur. For the awards granted on July 29, 2022, the following assumptions were used in the model:

Expected Volatility (39.84% to 43.74%)

Expected Dividend Yield (0%)

Expected Time to Liquidity (0.92 years to 2.92 years)

Exercise Price ($Nil)

Stock price at grant date ($6.55)

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2 Summary of significant accounting policies (continued)

Weighted Average Fair Value of 1 Share ($5.73)

The fair value of the awards granted on July 29, 2022 is $33,284,970.

For the awards granted on August 21, 2024, the following assumptions were used in the model:

Expected Volatility (26.65% to 42.32%)

Expected Dividend Yield (0%)

Expected Time to Liquidity (0.03 years to 2.03 years)

Exercise Price ($Nil)

Stock price at grant date ($6.22)

Weighted Average Fair Value of 1 Share ($5.75)

On August 30, 2024, Seamless re-granted 466,573 shares out of the forfeited shares mentioned above. The fair value of the awards granted on August 30, 2024 is $2,695,334.

In February 2025, Seamless granted 320,071 shares out of the forfeited shares to its employees.

Fair value of the shares granted is $310,292. Fair value is based on the closing market price of the shares prior to the grant date.

For the awards granted on February 25, 2025, the following assumptions were used in the model:

●	Closing stock price of the Company before the grant date was $1.49.

●	Share-based compensation expense of $2,158,749 and $Nil was recognized under General and administrative expenses for the three months ended March 31, 2025 and 2024, respectively. Share-based compensation expense is not recognized in three months ended March 31, 2024 as the expenses are start recognising upon the completion of de-SPAC process.

(h) Prefunding to remittances partner

Prefunding to remittance partner represents deposits made with such a partner for remittance services to be rendered by the partner in the future. The prepayments are utilized when a remittance order is executed by the partner and the resulting amount of the order is deducted from the balance with the partner.

The Company allows its remittance partners to prefund their balance through cryptocurrencies. These cryptocurrencies are mainly XRP. Ripple provides the XRP upon request to the Company and its remittance partners. Under applicable accounting standards, the Company is an agent when facilitating cryptocurrency transactions on behalf of its customers. These cryptocurrencies are held under a bailment arrangement in an account in the Company’s name on behalf of its business partner but they are not Seamless’s assets and therefore, are not reflected as cryptocurrency assets on the Company’s consolidated balance sheets . Although the Company does not control the XRP in the bailment account, the Company is responsible for safeguarding the XRP in the bailment account.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2 Summary of significant accounting policies (continued)

(h) Prefunding to remittances partner (continued)

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

On January 23, 2025, the U.S. Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (SAB) No. 122, which rescinds SAB No. 121. Under SAB 121, entities that safeguard crypto-assets for platform users were required to recognize a corresponding liability and asset for those obligations. SAB 122 eliminates this requirement and must be applied retrospectively for all periods presented.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements.

The following tables summarize the effect of the restatement on each financial statement line item as of the date, and for the periods indicated.

	December 31, 2024
	Previously Reported	Adjustments	As Restated
	US$	US$	US$
Consolidated Balance Sheets as of December 31, 2024
Prepayments, receivables and other assets	24,738,392	(3,790,176)	20,948,216
Accounts payable, accruals and other payables	59,119,916	(3,790,176)	55,329,740

(i) Net loss per share

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

The following tables provide the calculation of basic and diluted net loss per ordinary share for the three months ended March 31, 2025 and 2024:

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2 Summary of significant accounting policies (continued)

	Three months ended March 31,
	2025	2024

Numerator:
Net loss	$(4,674,358)	$(3,034,984)

Denominator:
Weighted average ordinary shares outstanding	35,374,891	33,980,753

Basic and diluted net (loss) per share	$(0.13)	$(0.09)

The following table sets forth the total number of shares that may potentially be dilutive ordinary shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted loss per share:

	March 31, 2025	March 31, 2024

Warrants	17,796,765	-
Convertible bonds (treasury stock method)	1,027,997	2,604,554

(j) Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment (see Note 11, Shareholders’ Deficit, for additional information).

(k) Fair Value Measurements

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

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2 Summary of significant accounting policies (continued)

ASC 825-10, Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company elected to apply the fair value option to its the convertible bonds and convertible promissory note described in Note 8, Convertible bonds and notes. These financial liabilities were initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date. The Company elected to present the fair value and the accrued interest component separately in the statements of operations. Changes in fair value of debt presented in the “Other income” or “Other expenses” line item under other income in the statements of operations.

(l) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Disaggregation of Income Statement Expenses). The new standard requires disclosure in the notes to the financial statements of additional specified information about certain costs and expenses. The standard does not change or remove current expense disclosure requirements. This ASU is effective for the Company’s annual periods beginning on October 1, 2027, and interim periods beginning on October 1, 2028. The Company is currently evaluating the impact of the new rule on its financial statements and disclosures.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3 Goodwill

	Goodwill
	Gross	Impairment	Net
	US$	US$	US$

Balance as of January 1, 2024	27,001,383	-	27,001,383
Goodwill impairment during the year	-	(14,941,955)	(14,941,955)
Balance as of December 31, 2024, January 1, 2025, and March 31, 2025	27,001,383	(14,941,955)	12,059,428

During the year ended December 31, 2024, the Company determined during its annual assessment that the goodwill associated with the Indonesian airtime business was impaired, and recorded impairment charges of $14.9 million.

During the year ended December 31, 2024, the Company recognized a goodwill impairment loss of $5.4 million related to the airtime reporting unit. The impairment was primarily driven by the deterioration of business performance of WalletKu. The impairment was identified following the annual goodwill impairment testing. The WalletKu reporting unit’s financial performance had significantly underperformed expectations due to limited growth in Indonesian market. In addition, the reporting unit’s forecasted growth rates were revised based on current market conditions and customer trends.

During the year ended December 31, 2024, the Company recognized a goodwill impairment loss of $9.5 million related to the Remittance reporting unit. The impairment was primarily driven by the slowdown of business growth of Tranglo. The impairment was identified following the annual goodwill impairment testing. The reporting unit’s forecasted growth rates were revised based on current market conditions and customer trends.

There is no triggering events for additional impairment testing has occurred in the three months period ended March 31, 2025.

The following table sets forth the goodwill by reportable segments:

	March 31, 2025	December 31, 2024
	US$	US$
Remittance services	12,919,935	12,919,935
Sales of Airtime	8,639,493	8,639,493
	21,559,428	21,559,428

The goodwill was arising from the acquisition of Tranglo and WalletKu Group in 2018 and 2022 respectively.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4 Borrowings

	March 31, 2025	December 31, 2024
	US$	US$

Short-term borrowings (i)	7,551,296	7,565,887

Long-term borrowings (ii)	3,677,066	3,684,171
Less: current maturities	(3,677,066)	(3,684,171)
Non-current maturities	-	-

Promissory note	8,900,000	8,900,000
Total Borrowings	20,128,362	20,150,058

(i)	As of March 31, 2025, and December 31, 2024, the Company had several unsecured short-term loans from independent third parties which were repayable within one year and charged interest rates ranging from Nil to 24.0% and Nil to 24.0% per annum, respectively. As of March 31, 2025, and December 31, 2024, the weighted average interest rate of these borrowings was 13.7% and 13.7% per annum, respectively. The borrowings are denominated in Hong Kong Dollar (“HK$”) and United States Dollar (“US$”).

(ii)	As of March 31, 2025, the Company obtained several unsecured long-term loans for two to five years. Interest rates ranged from 12.0% to 15.0% per annum, respectively. As of March 31, 2025, the weighted average interest rate of these borrowings was 12.6% per annum. The borrowings are denominated in HK$ and US$.

As of March 31, 2025, and December 31, 2024, the Company obtained loans from two members of management of the Company.

A loan of HK$12.3 million (equivalent to US$1.6 million) has been provided by Mr. Alexander Kong, the Chairman, at an interest rate of 12% per annum. Another loan of HK$3.6 million (equivalent to US$0.5 million) has been provided by Dr. Ronnie Hui, the Chief Executive Officer, at an interest rate of 12% per annum.

As of March 31, 2025, loans of US$7.9 million were guaranteed by Mr. Alexander Kong (2024: US$7.9 million).

Interest expense during the three month periods ended March 31, 2025 and 2024 was US$928,763 and US$1,311,363, respectively.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4 Borrowings (continued)

In connection with the Business Combination, the Company executed several unsecured promissory notes on August 30, 2024:

(i) Promissory Notes to Third Parties

On August 30, 2024, the Company issued unsecured promissory notes for approximately $5.7 million to D Boral Capital LLC (“D Boral”), formerly known as EF Hutton LLC to settle the balance of deferred underwriting fees and approximately $3.2 million to Greenberg Traurig, LLP to settle the balance of legal fees. The outstanding amount under the loans as of March 31, 2025, was approximately $8.9 million. There has been no movement for the three months ended March 31, 2025.

(ii) Promissory Note to Related Party

On August 30, 2024, the Company issued a promissory note to INFINT Capital LLC (the “Sponsor”) for $603,623, replacing the existing unsecured promissory note with an outstanding amount of $325,000 dated September 13, 2023, for financing working capital expenses. As of March 31, 2025, the new promissory note had an outstanding balance of $603,623. There has been no movement for the three months ended March 31, 2025.

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

As of March 31, 2025, the borrowings will be due according to the following schedule:

Principal amounts
US$
For the period ending March 31,
Within one year	3,677,066
Within two years	-
Within three years	-
Total	3,677,066

The carrying values of short-term borrowings approximate their fair values due to their short-term maturities. The Company’s long-term borrowings are subject to both fixed and floating interest rates. The carrying values of each type of these borrowings approximate their fair values as the interest rates reflect the rates offered to other entities with similar characteristics to Currenc.

5 Receivable factoring

The receivables factoring facility represents an interest-bearing loan for an amount of US$480,225 (2024: US$258,415) based on terms and conditions set out in the facility agreement dated January 10, 2019 and further revised on April 22, 2021. The loan is secured, bears an effective interest rate of 9.8% (2024: 9.8%) per annum calculated on a daily rest basis at the end of the reporting period. Principal and interest are to be repaid within 120 (2023: 120) days from the date of each invoice.

The weighted average interest rate as of March 31, 2025, and December 31, 2024, was 9.8% and 9.8% per annum, respectively. Interest expense during the periods ended March 31, 2025 and 2024 was US$13,229 and US$16,185, respectively.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6 Segments

	Three months ended March 31,
	2025	2024
	US$	US$
Revenue
Remittance services
Fiat remittance	4,410,386	6,467,068
ODL remittance	172,728	279,831
Sales of Airtime	5,459,503	6,314,878
Other services	12,952	42,346
	10,055,569	13,104,123
Cost of sales
Remittance services	(1,682,190)	(2,882,759)
Sales of Airtime	(5,090,180)	(5,732,411)
Other services	(81,802)	(81,392)
	(6,854,172)	(8,696,562)
Gross Profit
Remittance services	2,900,924	3,864,140
Sales of Airtime	369,323	582,467
Other services	(68,850)	(39,046)
	3,201,397	4,407,561

7 Related party transactions

(a)	Related parties

Name of related parties	Relationship with the Company
Dr. Ronnie Hui	Chief Executive Officer of the Company
Mr. Alexander Kong	Chairman of Seamless Group
Regal Planet Limited	Ultimate holding company
Sino Dynamic Solutions Limited	Company controlled by a director of the Company
GEA Limited	Company controlled by a director of the Company
PT Walletku Indompet Indonesia	Investment held indirectly by the Company
Ripple Labs Singapore Pte. Ltd.	Minority 40% owner of Tranglo
Ripple Services, Inc.	Minority 40% owner of Tranglo

(b)	The Company had the following significant related party transactions for the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,
	2025	2024
	US$	US$
Sino Dynamic Solutions Limited
Purchase of intangible assets	-	501,140
Support and maintenance costs	-	230,115

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7 Related party transactions (Continued)

A Pay-Out Support Agreement (the “Support Agreement”) between Ripple Services, Inc. and Tranglo was entered into on March 10, 2021. Pursuant to the Support Agreement, Tranglo agreed to integrate with RippleNet and On Demand Liquidity (collectively the Ripple Solution) which are developed by Ripple for facilitating cross-border payments, and act as the service provider of Ripple. Under the Support Agreement, Tranglo’s remittance partners can choose to adopt the use of XRP provided by an On-Demand Liquidity facility for prefunding purposes. Both Ripple and Tranglo agreed to make use of the Programmatic Liquidation system for liquidation of XRP as received by Tranglo for prefunding purposes into USD or other fiat currencies. Under the Support Agreement, Ripple guarantees that Tranglo will receive the agreed amount of fiat currency from the liquidation of XRP on every agreed XRP prefunding arrangement, and that any shortfall in the liquidation process will be covered by Ripple. In exchange, Tranglo has to offer certain discounts on transaction fees and foreign exchange fees for the remittance partners who adopt the On-Demand Liquidity services of Ripple Solution and use XRP for prefunding transactions.

Ripple Labs Singapore Pte. Ltd. and Tranglo entered into a Master XRP Commitment to Sell Agreement on March 11, 2022, which was subsequently amended in 2022 and 2023, referred to as the Tranglo Commitment to Sell. Pursuant to the Tranglo Commitment to Sell, Tranglo can execute ODL transactions in which Ripple Labs Singapore Pte. Ltd will make available via automated wallet funding service (“AWF”) up to $50,000,000 worth of XRP for working capital purposes. Under the Tranglo Commitment to Sell, Ripple Labs Singapore Pte. Ltd deposits certain amounts of XRP into Tranglo’s crypto wallet. The Tranglo Commitment to Sell stipulates that the legal title and rights to the XRP deposited in Tranglo’s crypto wallet belong to Ripple Labs Singapore Pte. Ltd. Under the Tranglo Commitment to Sell, Tranglo agrees to transfer XRP in its crypto wallet as provided by Ripple Labs Singapore Pte. Ltd in its bailment account to Tranglo for prefunding purposes. In exchange for obtaining the XRP, Tranglo has the obligation to repay the amount of fiat currency as agreed in the ODL transaction to Ripple Labs Singapore Pte. Ltd.

The balance of deposits of XRP in Tranglo’s crypto wallet as of March 31, 2025, and December 31, 2024, was approximately $2.2 million and $2.0 million, respectively. A maximum limit of $50.0 million is included in the Tranglo Commitment to Sell.

The total dollar value of the ODL remittance partner transactions related to the XRP that was drawn down in the prefunding arrangements for the three months period ended March 31, 2025 and 2024 are approximately $41.3 million and $79.3 million, respectively. Revenues for Tranglo generated from the ODL remittance for the three months period ended March 31, 2025 and 2024 are approximately $0.2 million and $0.3 million, respectively. Amounts settled to Ripple for the three months period ended March 31, 2025 and 2024 are approximately $168.8 million and $177.8 million, respectively. Amounts settled to Ripple by GEA Limited for ODL prefunding transactions while acting as the ODL RP for the periods ended March 31, 2025 and 2024 are approximately $Nil and $Nil million, respectively. Amounts settled to Ripple by Tranglo which had made use of the ODL services while acting as the remittance hub for the three months period ended March 31, 2025 and 2024 were approximately $168.8 million and $177.8 million, respectively. ODL balance with Ripple has been disclosed in the related party balance note below.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7 Related party transactions (Continued)

(c)	The Company had the following related party balances as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
	US$	US$

Amounts due from related parties
Others	449,094	560,823
	449,094	560,823

Amounts due to related parties
Regal Planet Limited	48,468,089	48,538,334
GEA Limited	9,910,294	10,443,375
Sino Dynamic Solutions Limited	877,166	-
Mr. Alexander Kong	2,752,602	2,025,547
Ripple Lab Inc.	13,079,060	4,985,988
Others	1,385,455	1,703,830
	76,472,666	67,697,074

The amounts due from/to related parties are unsecured, interest-free and repayable on demand, except for the balance with Ripple, which is interest free for one week. Interest paid to Ripple for the periods ended March 2025 and 2024 is US$Nil and US$151,563, respectively. The transactions occur in the ordinary course of the Company’s operations.

Borrowings arising from transactions with related parties are described in Note 4, Borrowings.

8 Convertible bonds and notes

Convertible Bonds

On September 14, 2023, the Company and the convertible bond holder entered into the Third Amendment Agreement for the purpose of, among others, reviewing and amending certain terms and conditions under the Amended and Restated Convertible Bond Instrument, and further the Company has been authorized by a resolution of its board of directors dated September 11, 2023, to create and issue US$10,000,000 15% secured guaranteed convertible bonds and to replace and terminate the Amended and Restated Convertible Bond Instrument.

On August 30, 2024, the convertible bond holder has converted the convertible bonds into the shares of Seamless. A total amount of principal plus accrued interest of US$17 million has been converted into equity of Seamless.

In accounting for the issuance of the convertible bonds, the Company determined that, as the embedded conversion feature is indexed to the Company’s stock, the conversion option is eligible for the scope exception of ASC 815-10-15-74(a), and does not have to be bifurcated from the debt host and accounted for as a derivative.

In accordance with Accounting Standards Update (ASU) 2020-06, which became effective for fiscal years beginning after December 15, 2023, the Company adopted the guidance for convertible debt instruments starting January 1, 2024. As a result, the Company has accounted for its convertible note as a single liability. This update significantly simplifies the accounting for convertible debt by eliminating the bifurcation of the debt and equity components.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8 Convertible bonds and notes (continued)

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

Private Placement Financing

On August 30, 2024, the Company entered into a Convertible Note Purchase Agreement with a private investor (the “Noteholder”). Pursuant to the terms of the Convertible Note Purchase Agreement, the Company issued to the Noteholder the following: (i) 400,000 of the Company’s ordinary shares of as a commitment fee (the “Commitment Shares”), (ii) a convertible promissory note with principal amount of $1,944,444, and (iii) 136,110 private warrants valued at $239,977 to buy 136,110 of the Company’s ordinary shares with an exercise price of $11.50 per share. In exchange for the issuances of the Commitment Shares, the convertible promissory note and warrants, the Company received from the Noteholder proceeds of $1,750,000.

On issuance, the convertible promissory note had a fair value of $1,282,200 and matures on the eighteen-month anniversary date of the issuance of such convertible promissory note (the “Maturity Date”) and bears interest at a rate of 12% per annum. This interest is due in either cash or stock quarterly on each March 31, June 30, September 30, and December 31, of each year commencing August 31, 2024. In case of an event of default, the outstanding principal and any accrued but unpaid interest will become immediately repayable.

The convertible promissory note is convertible by the Noteholder at any time prior to the Maturity Date at a price per ordinary share of $10.00 (the “Conversion Rate”). The Company also has the right to convert the convertible promissory note at any time prior to the Maturity Date at 105% of the Conversion Rate. The Company has the right to prepay the convertible promissory note in full at any time for 120% of total outstanding balance after providing at least thirty (30) Business Days advance written notice of such intent.

Debt discount for the convertible promissory note related to the excess of principal amount over fair value amounted to $662,244, which is being amortized to expense over the term of the note.

The fair value of the 400,000 Commitment Shares amounted to $2,512,000, which is expensed upon issuance as a cost of debt carried at fair value with an offsetting increase to equity.

On March 4, 2025, the Company initiated the conversion of all outstanding principal of the note and accrued interest into ordinary shares of the Company.

As of March 31, 2025, the convertible promissory note had a book value of $1,750,000   . The principal amount of $1,944,444 is still outstanding as of March 31, 2025, as no repayments were made during the period ended March 31, 2025. As of March 31, 2025, the “related” shares has yet to be issued.

The 136,110 warrants issued expire at the earlier of five years from issuance and the liquidation of the Company, as defined in the warrant agreement. The warrant is treated as an equity instrument based on terms in the warrant agreement. The proceeds received for this transaction are allocated first to the convertible promissory note and any residual proceeds are allocated to the warrant.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9 Other financial assets and liabilities

On February 21, 2025, the Company signed Securities Loan Agreements with Nogle Ventures Limited (“Nogle”) and Opus Investments Pte. Limited (“Opus”), shareholders of the Company. Under the terms of the Securities Loan Agreements, Nogle and Opus agreed to lend the Company 200,0000 and 1,900,000 ordinary shares of the Company, respectively, for the purpose of providing financial resources to pursue a planned AI data centre project in Johor, Malaysia. To date, 500,000 of the loaned shares were reconveyed in consideration for consultancy services. The Company will evaluate whether the transfer of 500,000 shares constitutes a share-based payment arrangement under ASC 718.

The transaction was accounted for as a secured borrowing under ASC 860-30. The Company does not obtain effective control of the loaned shares and has an obligation to return equivalent shares to Nogle and Opus.

The shares held by the Company are recorded as Other financial assets. The shares obligation owe to Nogle and Opus are recorded under Other financial liabilities. Both assets and liabilities are initially measured at fair value based on the closing market price of the shares at the grant date. The assets and liabilities will be remeasured at fair value at the balance sheet date.

10 Commitments and Contingencies

Other Commitments and Contingencies

On February 25, 2025, the Company has received a notice of legal action from D Boral Capital LLC (“D Boral”), formerly known as EF Hutton LLC, its promissory note holder. In such notice, D Boral demanded that the Company repay the promissory note amount of $5,700,000, plus contractual default interest of $97,000. The demanded amount has already been fully accrued on the financial statements as of March 31, 2025. The Company has determined that the accrued amount is adequate and therefore no additional provision is required. There has been no material changes regarding this matter since then.

11 Shareholders’ Deficit

Ordinary Shares — The Company is authorized to issue 550,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2025, and December 31, 2024, there were 46,527,999 and 46,527,999 ordinary shares issued and outstanding, respectively (reflecting retroactive application of recapitalization).

Warrants —The public warrants are now freely exercisable. The public warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any ordinary shares pursuant to the exercise of a public warrant and will have no obligation to settle such public warrant exercise unless a registration statement under the Securities Act covering the issuance of the ordinary share issuable upon exercise of the public warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration or such issuance is deemed to be exempt under the Securities Act and the securities laws of the state of residence of the registered holder of the warrants.

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

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.

CURRENC GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11 Shareholders’ Deficit (continued)

At March 31, 2025, and December 31, 2024, there were 9,999,940 public warrants outstanding and 7,796,842 private warrants outstanding, respectively. At March 31, 2025, there were 136,110 private warrants issued in connection with the August 24, 2024, private placement outstanding (see Note 8, Convertible bonds and notes, for additional information). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the public warrants, private warrants and PIPE warrants issued pursuant to their respective warrant agreements qualify for equity accounting treatment.

12 Subsequent Events

The Company has evaluated all events and transactions that occurred after March 31, 2025, through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the unaudited interim condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of the Company’s financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this proxy statement and prospectus.

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

The Company is a leading operator of global money transfer services and airtime trading in Southeast Asia. The Company’s mainstream business is its remittance business which facilitates users, in particular migrant workers, in different countries sending money from one country to another in a low cost and efficient manner. Another line of business is the airtime business which sells airtime to users in different countries worldwide, including retail users in Indonesia. Before merging with INFINT, the Company operated its two different business lines through four main subsidiaries: Tranglo, WalletKu, TNG Asia and GEA. On July 30, 2024, the Company divested GEA and on August 30, 2024, the Company also disposed of TNG Asia. Since then, the Company has operated the global remittance business only through Tranglo, which is one of the leading money remittance platforms in Southeast Asia. Tranglo provides business-to-business, or B2B, remittance services for financial institutions and is considered as a upstream player of the remittance industry. The Company also provides cross-border international airtime transfer services through Tranglo, acting as a switching platform provider for telecom airtime transfer and a wholesale reseller of foreign airtime. The Company also runs WalletKu, which is an Indonesian airtime operator facing end users directly.

At March 31, 2025, Tranglo had more than 5,000 bank partners, 35 eWallets, 130,000 cash pick-up points, and 113 corporate clients for remittances, with a remittance network covering more than 100 countries. As for the three-month period ended March 31, 2025, Tranglo processed around 2.77 million transactions with a total processing value, or TPV, of $1.30 billion, which represents a drop in volume by 5.8% as compared to 2.94 million transactions, and a decrease in TPV by 3.7% as compared to the TPV of $1.35 billion for the three-month period ended March 31, 2024. As for the three-month period ended March 31, 2025, the top four sending countries/regions for Tranglo’s remittance business were UK, Hong Kong, Singapore and Korea, whereas the top four receiving countries were Philippines, Indonesia, Thailand and Vietnam.

The number of Tranglo unique users increased to 579,684 as of March 31, 2025, from 575,941 as of March 31, 2024. The number of average monthly unique sending accounts decreased from 360,521 for the three-month period ended March 31, 2024 to 348,865 for the three-month period ended March 31, 2025.

Tranglo is also a global airtime transfer hub, offering cross-border airtime wholesale and transfer services. This line of business also targets migrant workers who could buy and transfer airtime back to their family members in their homeland. However, global airtime transfer business has much lower gross margin as compared to the remittance business, and it also requires higher working capital as there are account receivables in the trade. Moreover, as most Southeast Asian countries have widely developed their internet network, especially in countries like Indonesia, more Wi-Fi connections are available to citizens and therefore, the demand of airtime transfer has been declining in the Southeast Asian countries like Indonesia and Malaysia. At March 31, 2025, Tranglo has partnered with more than 500 mobile operators that cover 150 countries and served more than 40 airtime corporate customers. As for the three-month period ended March 31, 2025, Tranglo processed 0.92 million airtime transfer transactions with a total value of $2.0 million, representing a decrease of 16.4% in volume and 23.1% in value as compared to 1.1 million transactions with a total value of $2.6 million for the three-month period ended March 31, 2024. For the three-month period ended March 31, 2025, the airtime unique user accounts decreased to 244,468, representing a decline of 14.9% as compared to 287,310 for the three-month period ended March 31, 2024. The monthly average unique sending accounts also decreased to 123,503 for the three-month period ended March 31, 2025, representing a decline of 17.1% as compared to 149,053 for the three-month period ended March 31, 2024.

WalletKu is an independent electronic platform in Indonesia directly facing end users, and allows its customers to purchase airtime and conduct internet data top-up. WalletKu platform also allows users to conduct cash top-up, transfers, and utility or bill payments. WalletKu is also a participant in the Indosat Cluster Partnership for managing the marketing work of Indosat telecommunication and airtime products in two cluster areas in Indonesia. WalletKu served approximately 128,000 customers as of March 31, 2025, distributing airtime with a total value of $3.44 million for the three-month period ended March 31, 2025.

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

Private Placement

Simultaneous with the closing of the Business Combination, the Company also completed a series of private financings, issuing a Convertible Note for $1.94 million, 400,000 commitment shares, and warrants to purchase 136,110 ordinary shares in a private placement to a private investor, which raised $1.75 million in net proceeds.

Major Factors Affecting Currenc’s Results of Operations

The Company’s remittance services have benefited from continual growth in global migrant worker population, who have a strong demand for regular and small sizes of remittance to send money regularly to their homeland for their families’ livelihood. With more usage of mobile devices and the increasing number of electronic wallets in Asia, the need for digital remittance has been increasing.

However, as the global digital remittance market has thrived and grown rapidly, more competitors have entered into the market and, as a result, market competition is intensifying. This has direct impact on the pricing power of the Company, and thus its profitability.

On the other hand, its international airtime transfer business may be adversely affected by the increasing adoption and thus wider availability of free Wi-Fi in public places and buildings in many Southeast Asian countries as well as other emerging countries.

As the Southeast Asian market is getting saturated, the Company’s results of operations and financial condition are affected by its ability to expand its market reach to other geographical regions like Middle East or Africa.

Currenc’s ability to maintain and increase the size of its user base

The Company’s revenue is largely driven by the number of users and the number of transactions on its remittance platforms, as well as the users on the airtime trading platforms. The larger the number of users on the Company’s platforms and the larger the number of partners, including banks, e-Wallets and corporations that will join its network, the greater will be the number of transactions that drive its revenue. However, as the market competition is getting more intense, the Company has to offer more price-competitive and highly efficient services in order to maintain and increase its user base.

The Company serves only financial institutions and is a B2B remittance hub. In other words, the Company is considered as the upstream player of the digital remittance industry. Being an upstream player, the Company is under tremendous pricing pressure. In order to expand its profit margin, the Company believes that it should move downstream and directly face retail customers. In other words, the Company would like to develop B2C markets, especially in the Middle East market. This development, if successfully launched, will generate much higher profitability.

As for airtime business, the Company will strive to expand its global airtime transfer coverage and telco partner network. The global airtime transfer business mainly serves migrant workers worldwide. As Malaysia-Indonesia is currently the key global airtime corridor for Tranglo which contributed 54.6% of Tranglo’s global airtime revenue for the three-month period ended March 31, 2025, Tranglo’s global airtime business has been adversely affected by the changes. The Company would like to broaden its network and diversify its user base to other Asian countries like Pakistan, Middle East countries like the UAE and Saudi Arabia, and African countries like Egypt, in order to expand its global airtime business in the future. The Company will also seek to expand the network and coverage of WalletKu and offer a wider range of products and services for retail customers in Indonesia.

Currenc’s ability to operate in a cost-effective manner

The Company’s ability to control costs and expenses relating to its operations affects its profitability. The global remittance market is evolving rapidly and new entrants to the market have driven market competition. This has resulted in a long-term downward trend on the gross profit margin in the industry as a whole. In order to generate growing operating profits, we believe that market participants must expand their market scope and scale, while also attempting to control their operating costs.

Expansion into new markets and acquisitions

As part of the Company’s strategy of expansion, it has in the past acquired, and may, from time to time, acquire businesses or interests in businesses, including non-controlling interests, interests issued in the formation of joint ventures and/or issued in connection with the creation of strategic alliances. In the future, the Company will strive to develop its B2C businesses in Middle East, focusing on various fintech and airtime trading services. The Company will continually evaluate potential strategic acquisitions of businesses or products with the aim of expanding its user and revenue base, widening its geographic coverage and increasing its product range. In addition, the Company’s ability to leverage its existing distribution network to expand its product offering across its current markets and replicate its success in Southeast Asian and Middle East countries where it operates will affect its growth and results of operations. It expects that its growth prospects will continue to be significantly affected by its ability to expand its business in new and existing markets.

Currenc’s new AI products and services

The Company plans to launch new AI products and services for financial institutions. The Company has created SEAMLESS AI Lab which is intended to be a complete AI solution provider for financial institutions. The Company customizes using AI functions to create trading platform, operating apps, marketing centers and enquiry centers for financial institutions. Also, through AI for Hire, the Company provides human resources and recruitment services for customers. This includes AI Agent services to address common OTC challenges such as customer onboarding or “KYC,” real-time customer support, transaction inquiries, price volatility, liquidity management, and fraud detection.

The Company strives to provide for financial institutions with comprehensive, AI-powered electronic banking solutions through SEAMLESS AI Lab, including a cutting-edge trading platform, trading and operating apps, customer inquiry and marketing centre, SEAMLESS AI Call Centre technology, training, compliance and risk management tools, website design and MasterCard issuance.

The Company also provides clients AI call centre services and compliance solutions designed to address common electronic banking challenges such as customer onboarding or “KYC,” real-time customer support, transaction inquiries, price volatility, liquidity management and fraud detection.

SEAMLESS AI Lab’s “AI Staff for Hire” offers clients with pre-built, customizable AI Agents to perform staff training across customer service, operations, compliance, finance and IT, as well as to assist human personnel, and deliver comprehensive reporting, monitoring and performance scoring.

The Company also helps financial institutions to set up or improve their platforms or infrastructures for developing or expanding their digital remittance and global airtime businesses, with an aim to recruit them to make use of the Company’s remittance and airtime corridors. The Company believes that the new AI services could recruit new clients for Tranglo and generate significant synergy for Tranglo’s remittance and airtime businesses.

The Company also plans to develop its AIDC (AI Data Center) business. Featuring a total planned capacity of 500MW, the 100-acre AIDC campus will be developed in phases. The campus will provide co-location and wholesale leasing solutions to hyperscalers, enterprise clients and other data center users, catering to diverse needs and ensuring a broad tenant base.

The Company plans to form an AI-focused investment fund in collaboration with ARC Group, a leading global investment bank. As the first of a series of initiatives, the fund aims to raise up to $100 million and will invest in AI data center (AIDC), green energy and computing power development, and will seek to drive AI innovation and digital transformation globally.

Results of Operations

This section includes tables that set forth a summary of the Company’s consolidated results of operations for the periods indicated, as well as accompanying narratives explaining material changes. This information should be read together with its consolidated financial statements and related notes included elsewhere in this proxy statement and prospectus. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Three-month period Ended March 31, 2025, Compared to three-month period Ended March 31, 2024

	For the three-month period ended March 31,
	2025	2024
	$	$
	(dollars in thousands)
Revenue	10,055	13,104
Cost of revenue	(6,854)	(8,697)
Gross profit	3,201	4,407

Operating expenses
General and administrative and selling expenses	(7,522)	(5,828)
Total operating expenses	(7,522)	(5,828)
Finance income (costs)	(1,087)	(1,311)
Other income/(loss), net	970	190
Other expenses	(1)	(19)

Loss before income tax expense	(4,439)	(2,561)
Income tax expenses	(48)	(71)
Net loss	(4,487)	(2,632)

Non-GAAP Financial Figures:
EBITDA	(2,798)	(234)

(1)	To see how the Company defines and calculates EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Revenue Analysis

For the three-month period ended March 31, 2025, the Company’s revenue decreased by 23% to $10.1 million as compared to $13.1 million for the three-month period ended March 31, 2024. The sharp decline was mainly due to that the Company divested TNG Asia and GEA in the third quarter of 2024, and therefore there was no more revenue contribution by these two entities in the year of 2025. On the other hand, TNG Asia and GEA together contributed a remittance revenue of $2.2 million for the three-month period ended March 31, 2024.

The declining trend in global airtime business continued in the year of 2025. For the three-month period ended March 31, 2025, the global airtime transfer revenue declined by 23% to $2 million, as compared to $2.6 million for the three-month period ended March 31, 2024.

The local airtime business operated by WalletKu declined by 8% to $3.4 million for the three-month period ended March 31, 2025, as compared to $3.7 million for the three-month period ended March 31, 2024.

Three-month period Ended March 31, 2025, Compared to three-month period Ended March 31, 2024

	For the three-month period ended March 31,
	2025	2024
	$	$
	(dollars in thousands)
Remittance revenue excluding TNG Asia & GEA	4,583	5,025

Global Airtime Revenue	2,022	2,573
Indonesian Airtime Revenue	3,437	3,742
Total Revenue excluding TNG Asia & GEA	10,042	11,340

For the three-month period ended March 31, 2025, Tranglo processed 2.77 million remittance transactions with a total value of $1.30 billion, which compares to 2.94 million transactions and a total value of $1.35 billion for the three-month period ended March 31, 2024. However, Tranglo’s overall take rate decreased to 0.35% during the three-month period ended March 31, 2025, of which 0.26% was the average transaction fee take rate, whereas 0.09% was the average forex spread take rate. For the three-month period ended March 31, 2025, ODL remittance flows represented 3.10% of the TPV of Tranglo. This compared to the average total take rate of 0.37% and ODL remittance flows of 5.58% for the year of 2024.

Since the Company divested its TNG Asia and GEA in third quarter of 2024, both divested entities had exited the eWallet and remittance business by the end of 2024. As these two entities contributed to certain extent to the remittance volume and revenue of Tranglo, their exit of from the remittance business has had an adverse impact on Tranglo’s remittance business for the first quarter of 2025, as there was lower contribution from the Hong Kong market. As a result, the Company remittance revenue excluding TNG Asia and GEA declined by 8% to $4.6 million for the three month-period ended March 31, 2025, as compared to $5.0 million for the same period of 2024.

The decline in revenue was also due to a decline of 23% in global airtime revenue, from $2.6 million for the three-month period ended March 31, 2024 to $2.0 million for the three-month period ended March 31, 2025. The continual decline in demand for Malaysia-Indonesia airtime transfers has led to a continual decline in Tranglo’s global airtime business in the past few years, and the Company does not expect a turn around on its global airtime business in the near future.

The Indonesian retail business recorded a decrease of 8% to $3.4 million for the three-month period ended March 31, 2025, as compared to $3.7 million for the three-month period ended March 31, 2024.

For the three-month period ended March 31, 2025, the Company recorded a gain of $1.0 million as “Other income”. For the three-month period ended March 31, 2024, the Company recorded a gain of $0.2 million as “Other income”, of which Tranglo recorded a gain of $0.2 million as “Other gain”.

Cost of Revenue

For the three-month period ended March 31, 2025, the Company’s cost of revenue was $6.9 million which was a decrease of 20.7% as compared to that of $8.7 million for the three-month period ended March 31, 2024. The direct costs for remittance revenue was $1.7 million for the three-month period ended March 31, 2025, which represented a decrease of 41.4% as compared to $2.9 million for the three-month period ended March 31, 2024. The decline was mainly due to that the cost of revenue contributed by TNG Asia and GEA ceased to be recorded in the year of 2025.

As the TPV for Tranglo decreased by 3.7%, from $1.35 billion for the three-month period ended March 31, 2024 to $1.3 billion for the three-month period ended March 31, 2025, the direct costs of remittance revenue for Tranglo was $1.7 million for the three-month period ended March 31, 2025, which represented a direct payout rate of 0.13%. This payout rate was similar to the direct payout rate of 0.12% for the year of 2024.

The direct costs for global airtime revenue decreased substantially by 23% from $2.2 million to $1.7 million, which was in line with the 23% decline in global airtime revenue. The direct costs for Indonesian airtime revenue was $3.4 million, which was at relatively the same level as that of $3.5 million for the three-month period ended March 31, 2024.

For the three-month period ended March 31, 2024 the amortization expenses was $0.4 million. The amortization expenses were related only to the amortization expense of TNG Asia, after the divestiture of TNG Asia in the year of 2024, there was no more amortization expense of the Company for the three-month period ended March 31, 2025.

Operating Expenses

The Company’s operating expenses increased from $5.8 million for the three-month period ended March 31, 2024, to $7.5 million for the three-month period ended March 31, 2025. The substantial increase was mainly due to an expense of $2.2 million in recognition of the incentive shares granted to the employee.

On the other hand, as the Company divested TNG Asia and GEA in August 2024, there was a total expense of $1.3 million recognised as the operating expenses of Current for the three-month period ended March 31, 2024, which was not recognised in the year of 2025. For Tranglo, the operating cost for the three-month period ended March 31, 2025, was $3.2 million, representing an increase of 14% as compared to $2.8 million for the three-month period ended March 31, 2024. As for WalletKu, the operating costs was $0.2 million for the three-month period ended March 31, 2025, as compared to $0.4 million for the three-month period ended March 31, 2024. This was the result of stringent cost control of WalletKu’s business.

Other expenses

For the three-month period ended March 31, 2025, the Company recorded a gain of $1.0 million as “Other income/(loss)”, which was mostly contributed by Tranglo. This compared to a gain of $0.8 million for the three-month period ended March 31, 2024, also contributed mostly by Tranglo.

Finance costs, net

Finance costs for the three-month period ended March 31, 2025, were mainly the interest on loan converted from convertible bond of $0.5 million.

Finance costs in the same period in 2024 were mainly represented by convertible bond interest of $0.5 million, and interest on loan converted from convertible bond of $0.5 million.

Income tax expenses

The effective tax rate of Tranglo for the three-month period ended March 31, 2025 and 2024 was consistent with the statutory tax rate.

Non-GAAP Financial Measures

To supplement the Company’s consolidated financial statements, which are prepared and presented in accordance with GAAP, it uses EBITDA, a non-GAAP financial measure as described below, to understand and evaluate its core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of its financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

EBITDA is defined as net loss before interest, taxes, depreciation and amortization. The Company believes that EBITDA provides useful information to investors and others in understanding and evaluating its operating results. These non-GAAP financial measures eliminate the impact of items that the Company does not consider indicative of the performance of its business. While the Company believes that these non-GAAP financial measures are useful in evaluating its business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP.

The table below presents a reconciliation of EBITDA to net loss, the most directly comparable GAAP financial measure, for the periods indicated.

	For the three-month period ended March 31,
	2025	2024
	$	$
	(dollars in thousands)
Net loss	(4,487)	(2,632)
Add:
Income tax expenses	48	71
Interest expenses, net	1,087	1,311
EBIT	(3,352)	(1,250)
Depreciation and amortization	554	1,016
EBITDA	(2,798)	(234)

The use of EBITDA has material limitations as an analytical tool, as EBITDA does not include all items that impact the Company’s net loss for the period.

EBITDA analysis

For the three-month period ended March 31, 2025	Tranglo	WalletKu	TNG Asia and GEA	Headquarters and adjustments	Group Total
	(dollars in thousands)
Net income (loss)	1,160	(136)	-	(5,511)	(4,487)

Add:
Income tax expenses	141	-	-	(93)	48
Interest expense, net	21	-	-	1,066	1,087
EBIT	1,322	(136)	-	(4,538)	(3,352)
Depreciation and amortization	-	-	-	-	554
EBITDA	1,322	(136)	-	(4,538)	(2,798)

For the three-month period ended March 31, 2024	Tranglo	WalletKu	TNG Asia and GEA	Headquarters and adjustments	Group Total
	(dollars in thousands)
Net income (loss)	1,070	(123)	(1,039)	(2,540)	(2,632)

Add:
Income tax expenses	163	-	-	(92)	71
Interest expense, net	-	-	242	1,069	1,311
EBIT	1,233	(123)	(797)	(1,563)	(1,250)
Depreciation and amortization	-	-	-	-	1,016
EBITDA	1,233	(123)	(797)	(1,563)	(234)

For the three-month period ended March 31, 2024, the Company had an EBIT loss of $1.3 million and an EBITDA loss of $0.2 million. For the three-month period ended March 31, 2025, the EBIT loss increased to $3.4 million and the EBITDA loss was $2.8 million. The increase in EBIT and EBITDA losses in the three-month period ended March 31, 2025, was mainly due to the increase in loss incurred by the headquarters. On the subsidiary level, Tranglo’s EBITDA profit was $1.3 million, which represented an increase of 8% as compared to $1.2 million for the three-month period ended March 31, 2024. For WalletKu, the EBITDA loss was $0.1 million for the three-month period ended March 31, 2025, which was at relatively the same level as that for the three-month period ended March 31, 2024. For the two subsidiaries combined, i.e. Tranglo and WalletKu, the combined EBITDA profit was $1.2 million for the three-month period ended March 31, 2025, which compared to $1.11 million EBITDA profit for the three-month period ended March 31, 2024 represented an increase of 8%.

For a discussion of the limitations associated with using EBITDA rather than GAAP measures and a reconciliation to net loss, see “—Non-GAAP Financial Measures.”

Taxation

Cayman Islands

The Company is an exempted company registered by way of continuation in the Cayman Islands. The Cayman Islands currently levies no taxes on individuals or corporations based upon profits, income, gains or appreciation and there is no taxation in the nature of inheritance tax or estate duty.

There are no other taxes likely to be material to the Company levied by the government of the Cayman Islands except for stamp duties which may be applicable on instruments executed in, or brought within the jurisdiction of, the Cayman Islands. In addition, the Cayman Islands does not impose withholding tax on dividend payments.

Malaysia

The Company’s subsidiaries incorporated in Malaysia are subject to Malaysian profits tax at a rate of 24.0% on the estimated assessable profit. Payment of dividends to the shareholders of the Company’s subsidiaries in Malaysia are not subject to withholding tax in Malaysia. No Malaysian profit tax has been levied as the Company did not have assessable profit that was earned in or derived from the Malaysian subsidiary during the periods presented.

Indonesia

The Company’s subsidiaries incorporated in Indonesia are subject to Indonesian profits tax at a rate of 22.0% on the taxable profit. Dividends paid by its subsidiaries in Indonesia will be subject to a withholding tax rate ranging from 0% (subject to certain requirements) to 20%. Dividends paid or payable to foreign taxpayers are subjected to a tax rate of 20% of cash payment (if in the form of cash dividends) or 20% of par value (if in the form of share dividends). Taxpayers who are residents of a country that have a written agreement for double tax avoidance with Indonesia will be charged at a lower rate if they give their original residence certificates issued by the department of taxation of the origin country. No Indonesian profit tax has been levied as the Company did not have assessable profit that was earned in or derived from the Indonesian subsidiary during the periods presented.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2025, the Company had cash balances of $62.3 million, a working capital deficit of $59.8 million and net capital deficit $43.9 million. For the three-month period ended March 31, 2025, the Company had a net loss of $4.5 million and net cash provided by operating activities of $1.5 million. Net cash used in investing activities was $0.2 million. These conditions cast substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

Cash Flows and Working Capital

The Company’s principal sources of liquidity have been cash generated from operating activities. As of March 31, 2025 and 2024, it had $62.3 million and $59.2 million, respectively, in Cash and cash equivalents, Restricted cash and Escrow money receivable. Cash and cash equivalents, Restricted cash and Escrow money receivable include cash on hand and cash placed with banks or other financial institutions. As of March 31, 2025, and March 31, 2024, the Company had $0.04 million and $5.5 million, respectively, in restricted cash.

The Company believes that its current cash and cash equivalents, proceeds from additional equity and debt financing and its anticipated cash flows from operations will be sufficient to meet its anticipated cash needs, including its cash needs for working capital and capital expenditures, for at least the next 12 months.

The following table sets forth a summary of the Company’s cash flows for the periods indicated:

	For the three-month period ended March 31,
	2025	2024
	$	$
	(dollars in thousands)
Net cash used in operating activities	(1,488)	(221)
Net cash used in investing activities	(175)	(11)
Net cash provided by financing activities	142	470
Net (decrease)/increase in cash and cash equivalents	(1,521)	238
Cash and cash equivalents, restricted cash and escrow money receivable at beginning of the period/year	63,862	58,960
Cash and cash equivalents, restricted cash and escrow money receivable at end of the period/year	62,341	59,198

Operating Activities

The Company had net cash used in operating activities of $1.5 million for the three-month period ended March 31, 2025, mainly comprised of a net loss of $4.5 million, net-off by Non-cash expense for Share-based compensation of $2.2 million.

Seamless had net cash used in operating activities of $0.2 million in the three-month period ended March 31, 2024, mainly comprised of a net loss of $2.6 million, offset by the increase in interest payable on convertible bonds of $1 million, depreciation of $0.2 million and amortization of $0.8 million.

Investing Activities

Net cash used in investing activities amounted to $0.2 million in the three-month period ended March 31, 2025.

Net cash provided by investing activities amounted to $0.01 million in the three-month period ended March 31, 2024.

Financing Activities

Net cash provided by financing activities amounted to $0.1 million in the three-month period ended March 31, 2025.

Net cash used by financing activities amounted to $0.5 million in the three-month period ended March 31, 2024, primarily attributable to net proceeds from borrowings of $0.5 million.

Capital Expenditures

The Company’s capital expenditures are incurred primarily in connection with computer hardware and software. Its capital expenditures were $0.2 million and $0.01 million for the three-month periods ended March 31, 2025 and 2024, respectively.

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of March 31, 2025:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Operating lease commitments(1)	311	196	115	-	-
Convertible note	1,944	1,944	-	-	-
Convertible bonds	8,900	8,900	-	-	-
Borrowings	11,228	11,228	-	-	-
Total contractual obligations	22,383	22,268	115	-	-
Total interest payments(2)	1,040	1,040	-	-	-
Total contractual cash obligations	23,423	23,308	115	-	-

(1)	The Company leased certain office and shop premises and computer peripherals under non-cancellable operating leases expiring in 2025. Payments under operating leases are expensed on a straight-line basis over the periods of the respective leases.

(2)	Interest payments are based on the existing borrowings and convertible bonds held by the consolidated subsidiaries. It is assumed that no further refinancing of existing loans takes place.

Off-Balance Sheet Commitments and Arrangements

The Company was not a party to any financial guarantees or other commitments to guarantee the payment obligations of any third parties during 2024 and 2025. It has not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, it does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or engages in leasing, hedging or product development services with it.

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

Internal Control Over Financial Reporting

Prior to the Business Combination, Seamless was a private company with limited accounting personnel and other resources with which to address its internal control and procedures over financial reporting. As a company with less than $1.235 billion in revenue for its last fiscal year, the Company qualifies as an “emerging growth company” pursuant to the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. In doing so, it has to make estimates and assumptions that affect its reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, The Company’s financial condition or operating results and margins would be affected. The Company bases its estimates on past experience and other assumptions that it believes are reasonable under the circumstances, and it evaluates these estimates on an ongoing basis. The following is a discussion of the accounting policies the Company applies that are considered to involve a higher degree of judgment in their application.

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

The customers of the remittance services or Remittance Partners, are financial institutions. Remittance Partners who use the fiat currency prefunding option for their remittance business with the Company are referred to as Fiat Currency Prefunded Remittance Partners, whereas customers who choose the XRP Prefunding mode are referred to as XRP Prefunded Remittance Partners.

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

Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480, Distinguishing Liabilities from Equity. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Ordinary Shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2025. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fiscal quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in legal proceedings relating to claims arising from the ordinary course of business. Management believes that other than as disclosed herein, there are currently no claims or actions pending against the Company, the ultimate disposition of which could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

On August 17, 2024, Ripple Markets APAC Pte. Ltd., the successor to Ripple Labs Singapore Pte. Ltd. (“RMA”), sent a default letter to GEA demanding payment totaling $27,257,540.64, and sent a demand letter to Seamless, as guarantor, for the full amount of the payment by August 19, 2024. On August 19, 2024, RMA filed a claim in Singapore naming Seamless and demanding that GEA and Seamless (the “Defendants”), jointly and severally, pay the demanded payment plus late payments and certain costs. Seamless has subsequently divested GEA and is in the process of defending this legal claim in court. Seamless is attempting to negotiate with RMA on the settlement terms to resolve the legal dispute. RMA applied for summary judgement against the Defendants and such application was heard on March 4 and 6, 2025, with judgement reserved. On April 17, 2025, the court granted summary judgement in favor of RMA and the Defendants filed their notices of appeal on April 29, 2025, which will not be heard until July 16, 2025.

On February 25, 2025, the Company received a notice of legal action from D Boral, a promissory note holder. The complaint demands repayment from the Company of the promissory note amount of $5,700,000, plus contractual default interest of $97,000. The demand amount has been fully accrued on the Company’s financial statements as of December 31, 2024. We have engaged in discussions with D Boral to explore a potential settlement. These discussions are in the preliminary stages, and we cannot predict the likelihood or terms of any potential settlement.

Item 1A. Risk Factors.

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2024 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected.

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the months ended March 31, 2025, the Company agreed to issue 81,818 ordinary shares at $5.50 per share for services rendered by Roth Capital Partners, LLC.

On March 7, 2025, the Company agreed to issue 1,027,996 ordinary shares at a par value of $0.0001 per share to Pine Mountain Holdings Limited (“Pine Mountain”) for a total of $2,022,435, following receipt of a conversion notice from Pine Mountain in connection with a convertible note purchase agreement. These shares were issued at 2.00 per share for the principal of $1,944,444 and around $1.3983 for the interest of around $77,991. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. The proceeds from the sale are being used for working capital and as payment of the principal amount of the aforementioned convertible note purchase agreement.

(b)	None.

(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On February 21, 2025, the Company signed Securities Loan Agreements with Nogle and Opus, shareholders of the Company. Under the terms of the Securities Loan Agreements, Nogle and Opus agreed to lend the Company 200,0000 and 1,900,000 ordinary shares of the Company, respectively, for the purpose of providing financial resources to pursue a planned AI data centre project in Johor, Malaysia. To date, 500,000 of the loaned shares were reconveyed in consideration for consultancy services.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Securities Loan Agreement, dated February 21, 2025, between Nogle Ventures Limited and Currenc Group Inc.

99.2	Securities Loan Agreement, dated February 21, 2025, between Opus Investments Pte. Ltd. and Currenc Group Inc.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENC GROUP INC.

Date: May 20, 2025	By:	/s/ Ronnie Ka Wah Hui
	Name:	Ronnie Ka Wah Hui
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2025	By:	/s/ Wan Lung Eng
	Name:	Wan Lung Eng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

